Form 10-Q
period 2021-09-30
Forbion European Acquisition Corp.
filed 2022-01-24
CIK 1874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

FORBION EUROPEAN ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-41148	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4001 Kennett Pike, Suite 302 Wilmington, Delaware 19807	19807
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: +1 302 273 0765

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	FRBN	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	FRBNW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	FRBNU	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):
Yes
   ☒    No   ☐
As of January 24, 2022, there were 12,650,000 shares of the Class A ordinary shares, $0.0001 par value, and 3,162,500 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

FORBION EUROPEAN ACQUISITION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Deferred offering costs	$354,615

Total assets	$354,615

Liabilities and Shareholder’s Equity
Accrued offering costs and expenses	$340,356

Total current liabilities	340,356

Commitments and Contingencies (Note 6)
Shareholder’s Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding (1)	316
Additional paid-in capital	24,684
Accumulated deficit	(10,741)

Total shareholder’s equity	14,259

Total Liabilities and Shareholder’s Equity	$354,615

(1)
This number includes up to 412,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 8). On December 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding. All share and per share amounts have been retroactively restated to reflect the share dividend (see Note 8). The accompanying notes are an integral part of these unaudited condensed financial statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the period from August 9, 2021 (inception) through September 30, 2021
Formation costs	$10,741

Net loss	$(10,741)

Basic and diluted weighted average Class B ordinary shares outstanding (1)	2,750,000

Basic and diluted net loss per share	$(0.00)

(1)
This number excludes an aggregate of up to 412,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 8). On December 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding. All share and per share amounts have been retroactively restated to reflect the share dividend (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM AUGUST 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of August 9, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	3,162,500	316	24,684	—	25,000
Net loss	—	—	—	(10,741)	(10,741)

Balance as of September 30, 2021 (unaudited)	3,162,500	$316	$24,684	$(10,741)	$14,259

(1)
This number includes up to 412,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 8). On December 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding. All share and per share amounts have been retroactively restated to reflect the share dividend (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(10,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor	6,941
Changes in operating assets and liabilities:
Accrued expenses	3,800

Net cash used in operating activities	—

Net change in cash	$—
Cash, August 9, 2021 (inception)	$—

Cash, end of the period	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,059

Deferred offering costs included in accrued offerings costs and expenses	$336,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Note 1 — Organization, Business Operation and Liquidity
Forbion European Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 9, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 9, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering (the “IPO”). The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is Forbion Growth Sponsor FEAC I B.V., a Cayman Islands limited liability company (the “Sponsor”).
The registration statement for the Company’s the IPO was declared effective on December 9, 2021 (the “Effective Date”). On December 14, 2021, the Company’s consummated the IPO of 11,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-third
of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 12,650,000 and generated gross proceeds of $126,500,000 (see Note 8).
Simultaneously with the consummation of the IPO and full exercise of the overallotment, the Company consummated the private placement of 5,195,000 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.50 per Private Placement Warrant in a private placement. The sale of the Private Placement
Warrants
in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,792,500 (see Note 8).
Transaction costs related to the IPO amounted to $5,602,513 consisting of $1,800,000 of underwriting commissions, $3,150,000 of deferred underwriting commissions, and $652,513 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $907,500 in transaction costs for aggregate transaction costs of $6,510,013 consisting of $2,130,000 of underwriting commissions, $3,727,500 of deferred underwriting commissions and $652,513 of other offering costs (see Note 8). In addition, $1,641,236 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public shareholders own shares will own or acquire 50%

or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.
Following the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”).

This amount was comprised of $10.25 per Unit for the 11,000,000 Units sold in the IPO in addition to a $742,500 deposit in advance
from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021 (see Note 8). Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $129,662,500 ($10.25 per Unit) was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act
,
having a maturity of 185 days

or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to its public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of

the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated the Company’s Business Combination within the Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The funds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders. As it is expected that we are and will continuously be considered a Dutch tax resident, any redemption proceeds (including interest income on the trust account) distributed to our shareholders in excess of the paid-up
capital for Dutch tax purposes may be subject
to 15% Dutch dividend withholding tax.
The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement.
The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination, regardless of whether such shareholder votes on such proposed Business Combination, and if they do vote, regardless of whether they vote for or against such proposed Business Combination, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.25 per public share.
The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the initial Business Combination with respect to the Company’s warrants. Further, the Company will not proceed with redeeming the Public Shares, even if a Public Shareholder has properly elected to redeem its shares if a Business Combination does not close.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least
$5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company’s amended and restated memorandum and articles of association provides that the Company will have only 18 months from the closing of the
 IPO
(or up to 24 months

from the closing of this offering if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate its initial Business Combination. If the Company has not consummated an initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to
$100,000

of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.
The Sponsor and each member of its management team have entered into an agreement with Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (ii) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).
The Company has until 18 months

from the closing of the IPO to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within the Combination Period. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account, for each additional three-month period
, $1,265,000 ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.25 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Capital Resources
Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust and used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated
the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year form the date the financial statements are issued and therefore substantial doubt has been alleviated.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from August 9, 2021 (inception) to August 13, 2021 as filed with the SEC on December 13, 2021, and the Company’s report on Form
8-K,
which contains the Company’s audited balance sheet and notes thereto as of December 14, 2021, as filed with the SEC on December 21, 2021. The interim results for the three months ended September 30, 2021 and for the period from August 9, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Offering Costs associated with the IPO
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC
340-10-S99-1.
Offering costs are allocated ratably with the redeemable and non-redeemable
shares they are allocated to. Upon
initial
closing of the IPO on December 14, 2021, offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to shareholders’ equity. The Company incurred offering costs amounting to $5,602,513 consisting of $1,800,000 of underwriting commissions, $3,150,000 of deferred underwriting commissions, and $652,513 of other offering costs.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 11,000,000 Class A ordinary shares subject to possible redemption (12,650,000 Class A ordinary shares subject to possible redemption following the full exercise of the underwriters’ over-allotment option on December 15, 2021) are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 412,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — IPO
On December 14, 2021, the Company consummated its IPO of 11,000,000 Units at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and one-third
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 12,650,000 and generated gross proceeds of $126,500,000 (see Note 8).
Following the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.25 per Unit for the 11,000,000 Units sold in the IPO in addition to a $742,500 deposit in advance from
the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021 (see Note 8). Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $129,662,500 ($10.25 per Unit) was placed in a Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
Note 4 — Private Placement
Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 4,700,000 Private Placement Warrants (5,195,000 Private Placement Warrants when the underwriters’ over-allotment option was fully exercised on December 15, 2021), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Unit. The sale of the Private Placement
W
arrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,792,500 (see Note 8).
The Private Placement Warrants are not be transferable, assignable or salable (and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination), except as described herein under “Principal Shareholders—Transfers of Founder Shares and Private Placement Warrants.”
If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants are redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units sold in the
IPO
. Any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants require a vote of holders of at least 50% of the number of the then outstanding Private Placement Warrants.
Note 5 — Related Party Transactions
Founder Shares
On August 12, 2021, Forbion European Sponsor LLP paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 Class B ordinary shares (the “Founder Shares”), par value $0.0001. On November 23, 2021, Forbion European Sponsor LLP transferred 2,875,000 Class B ordinary shares to the Sponsor in exchange for $25,000, or approximately $0.009 per share. On December 9, 2021, the Company issued 287,500 Class B ordinary shares to the Sponsor resulting from a 1.1 for 1 share dividend. Up to 412,500 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. Prior to the Business Combination, only holders of Class B ordinary shares will be able to vote on the appointment of directors and to continue the Company in a jurisdiction outside the Cayman Islands.

Promissory Note — Related Party
On August 12, 2021, Forbion European Sponsor LLP agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the
IPO
. These loans are
non
-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the
IPO
. The loan will be repaid out of the offering proceeds not held in the Trust Account and is now due on demand.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Related Party Extension Loans
The Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the trust account, for each additional three-month period, $1,265,000, ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest
bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete a Business Combination.
Office Space, Secretarial and Administrative Services
Commencing on December 9, 2021, the date that the Company’s securities are first listed on the NASDAQ through the earlier of the
consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination.
Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket
expenses related to identifying, investigating, negotiating and completing the Business Combination as well.
Note 6 — Commitments & Contingencies
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and extension loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and extension loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the
IPO
. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in the following paragraph, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Except as described herein, the Sponsor and the Company’s directors and executive officers have agreed not to transfer, assign or sell (i) their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, share exchange or other similar transaction that results in all of its
P
ublic
S
hareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their Private Placement Warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares, Private Placement Warrants and Class A ordinary shares issued upon conversion or exercise thereof. The Company refer to such transfer restrictions throughout this prospectus as the lock-up.
In addition, pursuant to the registration and shareholder rights agreement, the Sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for appointment to the Company’s board of directors, as long as the
S
ponsor holds any securities covered by the registration and shareholder rights agreement. Prior to the Business Combination, only holders of Class B ordinary shares will be able to vote on the appointment of directors and to continue the Company in a jurisdiction outside the Cayman Islands.
Underwriting Agreement
The underwriters
were granted
a
45-day
option from the date of the IPO to purchase up to an additional 1,650,000 Units to cover over-allotments, if any. On December 15, 2021, the underwriters fully exercised the over-allotment option (see Note 8).
The underwriters were paid underwriting commission of $0.20 per Unit sold in the IPO, excluding Units sold to the anchor investor
, or $1,800,000, upon the closing of the IPO. Following the exercise of the underwriters’ over-allotment option on December 15, 2021, the underwriters earned an additional $330,000 for an aggregate of $2,130,000 in underwriting commissions related to the IPO and over-allotment (see Note 8).
In addition, $3,150,000 is payable to the underwriters for deferred underwriting commissions related to the Units sold in the IPO, excluding those Units sold to the anchor investor
. Following the exercise of the underwriters’ over-allotment option on December 15, 2021, the underwriters earned an additional $577,500 for an aggregate of $3,727,500 in deferred underwriting commissions related to the IPO and over-allotment (see Note 8). The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Forward Purchase Agreements
The Company has entered into two forward purchase agreements with an affiliate of the Sponsor (the “FPA Purchaser”), pursuant to which the FPA Purchaser has agreed to purchase (1) an aggregate of 1,000,000 Class A ordinary shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $10,000,000 and (2) in addition, an aggregate of up to 1,000,000 Class A ordinary shares for $10.00 per share (the “additional forward purchase shares”), or an aggregate maximum amount of up to $10,000,000, in each case in a private placement that may close simultaneously with the closing of the Company’s initial Business Combination.

Note 7 — Shareholder’s Equity
Preference shares
— The
Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were no Class A ordinary shares outstanding.
Class
 B ordinary shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of August 13, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On December 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding, of which 412,500 are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share and per share amounts have been retroactively restated to reflect the share dividend. The forfeiture amounts were determined such that the initial shareholders will collectively own 20%
of the Company’s issued and outstanding ordinary shares after the
IPO
. As of September 30, 2021, there were 3,162,500 Class B ordinary shares outstanding.
Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders
. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds
of the Company’s ordinary shares that are voted, and pursuant to the Company’s amended and restated memorandum and articles of association; such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. Prior to the Business Combination, only holders of Class B ordinary shares will be able to vote on the appointment of directors and to continue the Company in a jurisdiction outside the Cayman Islands. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.
The Class B ordinary shares and will automatically convert into Class A ordinary shares, which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if
t
he Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares equal, in the aggregate, on an as-converted
basis, 20%

of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of its management team upon conversion of Working Capital Loans and extension loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than
one-to-one.

Public Warrants
– Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of public warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value.
Redemption of public warrants
. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which the Company refer to as the “30-day redemption period”; and

•
if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption Procedures—Anti-dilution Adjustments”) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company send the notice of redemption to the warrant holders.

The Company will not redeem the Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants —Public Shareholders’ Warrants—Redemption Procedures—Anti-dilution Adjustments”) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.
If the Company calls the Public Warrants for redemption as described above, it will have the option to require any holder that wishes to exercise its public warrant to do so on a “cashless basis.” In determining whether to require all holders to exercise their public warrants on a “cashless basis,” the Company will consider, among other factors, its cash position, the number of public warrants that are outstanding and the dilutive effect on shareholders of issuing the maximum number of Class A ordinary shares issuable upon the exercise of the Public Warrants. If the Company takes advantage of this option, all holders of Public Warrants would pay the exercise price by surrendering their public warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the
10-day
average closing price as of the date on which the notice of redemption is sent to the holders of the warrants. If the Company takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. The Company believes this feature is an attractive option if it does not need the cash from the exercise of the warrants after the Business Combination. If the Company calls the warrants for redemption and does not take advantage of this option, the Sponsor and its permitted transferees would still be entitled to exercise their private placement warrants for cash or on a cashless basis using the same formula described above that other warrant holders would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis, as described in more detail below.
No fractional Class A ordinary shares will be issued upon exercise. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder. If, at the time of redemption, the warrants are exercisable for a security other than the Class A ordinary shares pursuant to the warrant agreement (for instance, if the Company is not the surviving company in the Business Combination), the warrants may be exercised for such security. At such time as the warrants become exercisable for a security other than the Class A ordinary shares, the Company (or surviving company) will use its commercially reasonable efforts to register under the Securities Act the security issuable upon the exercise of the warrants.
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this evaluation, the Company did not identify any other subsequent events that would have required adjustments or disclosure in the financial statements, other than those disclosed below:
On December
 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding. All share and per share amounts have been retroactively restated to reflect the share dividend.
On December 14, 2021, Company’s commenced the IPO of 11,000,000 units (or 12,650,000 units if the underwriters’ over-allotment option is exercised in full) at $10.00 per unit. On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 12,650,000 and generated gross proceeds of $126,500,000.

Simultaneously with the consummation of th
e
 IPO, the Company consummated the private placement of 4,700,000 warrants (or 5,195,000 warrants when the underwriters’ over-allotment option was fully exercised on December 15, 2021) to the Sponsor, at a price of $1.50 per Private Placement Warrant in a private placement. The sale of the Private Placement warrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,792,500.

In connection with the IPO, the Company entered into the following agreements:

•	An Underwriting Agreement, dated December 9, 2021, between the Company, UBS Securities LLC and Kempen & Co. USA, Inc. (the “ Underwriting Agreement ”).

•	The Amended and Restated Memorandum and Articles of Association of the Company, dated December 9, 2021.

•	A Warrant Agreement, dated December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

•	A Letter Agreement, dated December 9, 2021, between the Company and its officers, directors and the Sponsor.

•	An Investment Management Trust Agreement, dated December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.

•	A Registration and Shareholder Rights Agreement, dated December 9, 2021, among the Company and the Sponsor.

•	An Administrative Services Agreement, dated December 9, 2021, between the Company and the Sponsor.

•	A Private Placement Warrants Purchase Agreement, dated December 9, 2021, between the Company and the Sponsor.

•	Indemnity Agreements, each dated December 9, 2021, between the Company and each of its executive officers and directors.

•	A Forward Purchase Agreement, dated December 9, 2021, between the Company and Forbion Growth Sponsor FEAC I B.V.

•	A Forward Purchase Agreement, dated December 9, 2021, between the Company and Forbion Growth Sponsor FEAC I B.V.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Forbion European Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
Overview
We are a blank check company incorporated on August 9, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).
Our sponsor is Forbion Growth Sponsor FEAC I B.V., a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our IPO was declared effective on December 9, 2021. On December 14, 2021, we commenced our IPO of 11,000,000 units (or 12,650,000 units if the underwriters’ over-allotment option is exercised in full) at $10.00 per unit. On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. Transaction costs related to the IPO amounted to $5,602,513 consisting of $1,800,000 of underwriting commissions, $3,150,000 of deferred underwriting commissions, and $652,513 of other offering costs
Simultaneously with the consummation of the IPO, we consummated the private placement of 4,700,000 warrants (or 5,195,000 warrants when the underwriters’ over-allotment option was fully exercised on December 15, 2021) (the “Private Placement Warrants”) to the Sponsor, at a price of $1.50 per Private Placement Warrant in a private placement. The sale of the Private Placement warrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,792,500
Upon the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.25 per Unit for the 11,000,000 Units sold in the IPO in addition to a $742,500 deposit in advance from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021 (see Note 8). Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $129,662,500 ($10.25 per Unit) was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay income taxes, if any, our amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to us, until the completion of the initial Business Combination, or (2) to the Public Shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if we do not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the Public Shares if we have not consummated our Business Combination within the Combination Period, subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The funds held in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of the Public Shareholders. As it is expected that we are and will continuously be considered a Dutch tax resident, any redemption proceeds (including interest income on the trust account) distributed to our shareholders in excess of the paid-up
capital for Dutch tax purposes may be subject to 15% Dutch dividend withholding tax.

Our amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of the IPO (or up to 24 months from the closing of this offering if we extend the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate the initial Business Combination. If we have not consummated an initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within the Combination Period.
Liquidity and Capital Resources
Until the consummation of the IPO, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”), by the Sponsor and loans from our Sponsor.
As of September 30, 2021, we had no cash and had deferred offering costs of $354,615. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, we did not have any outstanding working capital loans.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or redeem a significant number of our Public Shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Results of Operations
As of September 30, 2021, we had not commenced any operations. All activity for the period from August 9, 2021 (inception) through September 30, 2021 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from August 9, 2021 (inception) to September 30, 2021, we had net loss of $10,741, which consisted of formation costs.

Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Office Space, Secretarial and Administrative Services
Commencing on December 9, 2021, the date that our securities are first listed on the NASDAQ, through the earlier of the consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination.
Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket
expenses related to identifying, investigating, negotiating and completing the Business Combination as well.
Underwriting Agreement
The underwriters were granted a
45-day
option from the date of the IPO to purchase up to an additional 1,650,000 Units to cover over-allotments, if any. On December 15, 2021, the underwriters fully exercised the over-allotment option.
The underwriters were paid underwriting commission of $0.20 per Unit sold in the IPO, excluding Units sold to the anchor investor, or $1,800,000, upon the closing of the IPO. Following the exercise of the underwriters’ over-allotment option on December 15, 2021, the underwriters earned an additional $330,000 for an aggregate of $2,130,000 in underwriting commissions related to the IPO and over-allotment.
In addition, $3,150,000 is payable to the underwriters for deferred underwriting commissions related to the Units sold in the IPO, excluding those Units sold to the anchor investor. Following the exercise of the underwriters’ over-allotment option on December 15, 2021, the underwriters earned an additional $577,500 for an aggregate of $3,727,500 in deferred underwriting commissions related to the IPO and over-allotment. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Forward Purchase Agreements
We have entered into two forward purchase agreements with an affiliate of the Sponsor (the “FPA Purchaser”), pursuant to which the FPA Purchaser has agreed to purchase (1) an aggregate of 1,000,000 Class A ordinary shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $10,000,000 and (2) in addition, an aggregate of up to 1,000,000 Class A ordinary shares for $10.00 per share (the “additional forward purchase shares”), or an aggregate maximum amount of up to $10,000,000, in each case in a private placement that may close simultaneously with the closing of the Company’s initial Business Combination.

Critical Accounting Policies
Offering Costs associated with the IPO
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. We comply with the requirements of the ASC
340-10-S99-1.
Offering costs are allocated ratably with the redeemable and non-redeemable
shares they are allocated to. Upon initial closing of the IPO on December 14, 2021, offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to shareholders’ equity. We incurred offering costs amounting to $5,602,513 consisting of $1,800,000 of underwriting commissions, $3,150,000 of deferred underwriting commissions, and $652,513 of other offering costs.
Ordinary Shares Subject to Possible Redemption
We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 11,000,000 Class A ordinary shares subject to possible redemption (12,650,000 Class A ordinary shares subject to possible redemption following the full exercise of the underwriters’ over-allotment option on December 15, 2021) are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 412,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements
.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Inflation
We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred from August 9, 2021 (inception) through September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our IPO filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 12, 2021, we issued 2,875,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) to our Sponsor for $25,000, or approximately $0.012 per share, to cover certain offering costs in connection with our formation. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
On December 14, 2021 the Company consummated the sale of 11,000,000 Units, (or 12,650,000 Units if the underwriters’ over-allotment option is exercised in full) at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 4,700,000 warrants (or 5,195,000 warrants if the underwriters’ over-allotment option is exercised in full) at a price of $1.50 per warrant (the “Private Placement Warrants”), for an aggregate purchase price of $7,050,000, or $7,792,500 if the underwriters’ over-allotment option is exercised in full. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Following the initial closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a U.S.-based trust account with J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). This amount was comprised of $10.25 per Unit for the 11,000,000 Units sold in the IPO in addition to a $742,500 deposit in advance from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $129,662,500 ($10.25 per Unit) was placed in the Trust Account.
On December 15, 2021, the underwriters exercised their full over-allotment option, resulting in an additional 1,650,000 Units issued for gross proceeds of $16,500,000.
Transaction costs associated with the underwriters’ exercise of their over-allotment option amounted to $907,500 of underwriting fees, $330,000 in underwriting discount paid at the time of the over-allotment and $577,500 in deferred underwriting fees. A total of $16,912,500 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $129,662,500.
There has been no material change in the planned use of the proceeds from the IPO and the private placement as is described in the final prospectus included in the IPO Registration Statement.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FORBION EUROPEAN ACQUISITION CORP.

Date: January 24, 2022	By:	/s/ Wouter Joustra
	Name:	Wouter Joustra
	Title:	Director