Form 10-Q
period 2022-03-31
Forbion European Acquisition Corp.
filed 2022-05-13
CIK 1874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
1 302 273 0765
Registrant’s Telephone Number, Including Area Code
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	FRBN	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	FRBNW	The Nasdaq Stock Market LLC

Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	F RBNU	The Nasdaq Stock Market LLC

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
of the Exchange Act. (Check one):

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
of the Exchange Act).    Yes   ☒    No  ☐
As of May 13, 2022, there were
 12,650,000 shares of the Class A ordinary shares, $0.0001 par value, and 3,162,500 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FORBION EUROPEAN ACQUISITION CORP.
Form
10-Q
For the Three Months Ended March 31, 2022

1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FORBION EUROPEAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$909,562	$1,069,298
Prepaid expense	520,948	498,591

Total current assets	1,430,510	1,567,889
Prepaid expenses — non-current portion	97,060	209,052
Cash and securities held in trust account	129,710,862	129,669,409

Total assets	$131,238,432	$131,446,350

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$463,772	$316,651
Due to related party	59,289	10,796

Total current liabilities	523,061	327,447
Deferred underwriting commissions	3,727,500	3,727,500

Total liabilities	4,250,561	4,054,947

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 12,650,000 shares at redemption value of $10.25 at March 31, 2022 and December 31, 2021	129,710,862	129,669,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 12,650,000 shares subject to possible redemption issued) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	316	316
Additional paid-in capital	—	—
Accumulated deficit	(2,723,307)	(2,278,322)

Total shareholders’ deficit	$(2,722,991)	$(2,278,006)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$131,238,432	$131,446,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2022
Operating costs	$445,019

Loss from operations	$(445,019)

Other income
Interest earned from Trust Account	41,453
Bank interest income	34

Total other income	41,487

Net loss	$(403,532)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,650,000

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.03)

Basic and diluted, weighted average shares outstanding — Class B ordinary shares	3,162,500

Basic and diluted net loss per share, Class B ordinary shares	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as December 31, 2021 (audited)	—	$—	3,162,500	$316	$—	$(2,278,322)	$(2,278,006)
Re-measurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(41,453)	(41,453)
Net loss	—	—	—	—	—	(403,532)	(403,532)

Balance as of March 31, 2022 (unaudited)	—	$—	3,162,500	$316	$—	$(2,723,307)	$(2,722,991)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2022
Cash flows from operating activities:
Net loss	$(403,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(41,453)
Changes in operating assets and liabilities:
Prepaid expenses	89,635
Accrued offering costs and expenses	147,121
Due from related party	48,493

Net cash used in operating activities	$(159,736)

Net change in cash	(159,736)
Cash, beginning of the period	1,069,298

Cash, end of the period	$909,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and the Company’s completion of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents and securities from the proceeds derived from the Initial Public Offering (the “IPO” or “Public Offering”).
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
Following the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.25 per Unit for the 11,000,000 Units sold in the IPO in additional to a $742,500 Deposit in Advance from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $129,662,500 ($10.25 per Unit) was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under
the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to its public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated the Company’s Business Combination within Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within Combination Period, with respect to such Class A ordinary shares so redeemed. The funds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders. As it is expected that we are and will continuously be considered a Dutch tax resident, any redemption proceeds (including interest income on the trust account) distributed to our shareholders in excess of the paid
-up capital for
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
Liquidity, Capital Resources and Going Concern
The Company’s liquidity needs up to December 14, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. At March 31, 2022, the Company had $909,562 in its operating bank account and working capital of approximately $907,449, which mainly consisted of the portion of proceeds of the sale of the Private Placement Warrants not held in the Trust Account.
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern”, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Further, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.
Risks and Uncertainties
Management is currently evaluating the
impact of the COVID-19 pandemic,
rising interest rates, inflation and the Russia-Ukraine war and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and in accordance with the instructions on Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto included in the Form
10-K
filed by the Company with the SEC on April 14, 2022.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart
O
ur Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
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
Cash and Securities Held in Trust Account
As of March 31, 2022, investment in the Company’s Trust Account consisted of $1,485 in cash and $129,709,377 in U.S. Treasury Securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of $1,485 cash and $129,667,924 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on June 16, 2022. The Company classified its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments — Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to held until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums of discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities at March 31, 2022 and December 31, 2021 are as follows:

	Carrying Value as of March 31, 2022	Quoted Prices in Active Markets (Level 1)	Gross Unrealized (Losses)
U.S. Treasury Securities	$129,709,377	$129,630,124	$(79,253)
Cash	1,485	1,485	—

	$129,710,862	$129,631,608	$(79,253)

	Carrying Value as of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Losses
U.S. Treasury Securities	$129,667,924	$129,665,154	$(2,770)
Cash	1,485	—	—

	$129,669,409	$129,665,154	$(2,770)

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
The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of March 31, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds from IPO	$129,662,500
Less:
Proceeds allocated to Public Warrants	(3,493,159)
Class A ordinary shares issuance costs	(9,678,128)
Plus:
Remeasurement of carrying value to redemption value	13,178,196
Interest income	41,453

Class A ordinary shares subject to possible redemption	$129,710,862

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
Net Loss Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The statement of operations include a presentation of income (loss) per Class A ordinary share and income (loss) per Class B ordinary share following the two-class method
of income per share. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented

	For the three months ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(322,826)	$(80,706)

Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	12,650,000	3,162,500

Basic and diluted net loss per share	$(0.03)	$(0.03)

Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40)
(“ASU 2020-06”) to simplify
accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Initial Public Offering
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

The Private Placement Warrants are not be transferable, assignable or salable (and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination), except as described herein under “Principal Shareholders — Transfers of Founder Shares and Private Placement Warrants.”
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
Promissory Note — Related Party
On August 12, 2021, Forbion European Sponsor LLP agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing,
unsecured and were due at the earlier of December 31, 2021 or the closing of the Public Offering. The Company had no outstanding borrowings under the promissory note as of March 31, 2022 and December 31, 2021.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Related Party Extension Loans
The Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the trust account, for each additional three-month period, $1,265,000, ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-

interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete a Business Combination.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses
related to identifying, investigating and completing an initial Business Combination. For the three months ended March 31, 2022, the Company incurred $30,000 in expense for the administrative support services which are included in due to related party on balance sheets. At March 31, 2022 and December 31, 2021, the Company had accrued $37,097 and $7,097, respectively, in administrative fees payable to the Sponsor in due to related party.
Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses
related to identifying, investigating, negotiating and completing the Business Combination as well. For the three months ended March 31, 2022, the Company incurred $18,493 for services rendered by the independent Board Members’ which are included in due to related party on balance sheets. At March 31, 2022 and December 31, 2021, the Company had accrued $22,192 and $3,699, respectively, in compensation expense to the independent board members which are included in due to related party on balance sheets.
Note 6 — Commitments & Contingencies
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and extension loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and extension loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provide
s
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
Except as described herein, the Sponsor and the Company’s directors and executive officers have agreed not to transfer, assign or sell (i) their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, share exchange or other similar transaction that results in all of its public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their Private Placement Warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares, Private Placement Warrants and Class A ordinary shares issued upon conversion or exercise thereof. The Company refers to such transfer restrictions herein as the lock-up.

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
The underwriters were paid underwriting commission of $0.20 per Unit sold in the IPO, excluding Units sold to Forbion Cooperatief, or $1,800,000, upon the closing of the IPO. Following the exercise of the underwriters’ over-allotment option on December 15, 2021, the underwriters earned an additional $330,000 for an aggregate of $2,130,000 in underwriting commissions related to the IPO and over-allotment.
In addition, $3,150,000 is payable to the underwriters for deferred underwriting commissions related to the Units sold in the IPO, excluding those Units sold to Forbion Cooperatief. Following the exercise of the underwriters’ over-allotment option on December 15, 2021, the underwriters earned an additional $577,500 for an aggregate of $3,727,500 in deferred underwriting commissions related to the IPO and over-allotment. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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
Deferred Legal Fees
The Company has incurred $125,000 in legal fees associated with the Company’s Initial Public Offering. These fees are deferred and will become payable upon the consummation of the Business Combination and are included in accrued offering costs and expenses on the Company’s balance sheets.
Note 7 — Shareholders’ Deficit
Preference shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares outstanding, excluding 12,650,000 Class A ordinary shares subject to possible redemption issued.
Class
 B ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of August 13, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On December 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding, of which 412,500 are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share and per share amounts have been retroactively restated to reflect the share dividend. The forfeiture amounts were determined such that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. At March 31, 2022 and December 31, 2021, there were 3,162,500 shares of class B ordinary shares issued and outstanding.
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
Public Warrants
— Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of public warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue-sky
laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value.
Redemption of public warrants
. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which the Company refer to as the “30-day redemption period”; and

•
if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption Procedures — Anti-dilution Adjustments”) for any 20 trading days within a 30-trading
day period ending on the third trading day prior to the date on which the Company send the notice of redemption to the warrant holders.

The Company will not redeem the
w
arrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If
and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption Procedures — Anti-dilution Adjustments”) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

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
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based on this, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on August 9, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”).
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
Results of Operations
As of March 31, 2022, we had not commenced any operations. All activity through March 31, 2022 relates to our formation, IPO and identifying a business combination target. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income
in the form of interest income on cash and cash equivalents and securities from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of $403,532, which consisted of operating costs of $445,019 and interest income of $41,487.
Liquidity, Capital Resources and Going Concern
The Company’s liquidity needs up to December 14, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. At March 31, 2022, the Company had $909,562 in its operating bank account and working capital of approximately $907,449, which mainly consisted of the portion of proceeds of the sale of the Private Placement Warrants not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern”, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Further, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.
Risks and Uncertainties
Management is currently evaluating the impact of the COVID-19 pandemic, rising interest rates, inflation and the Russia-Ukraine war and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Promissory Note — Related Party
On August 12, 2021, Forbion European Sponsor LLP agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing,
unsecured and are due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was repaid out of the offering proceeds not held in the Trust Account. The Company had no outstanding borrowings under the promissory note as of March 31, 2022 and December 31, 2021.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
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
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses
related to identifying, investigating and completing an initial Business Combination. For the three months ended March 31, 2022, the Company incurred $30,000 in expense for the administrative support services which are included in due to related party on balance sheets. At March 31, 2022 and December 31, 2021, the Company had accrued $37,097 and $7,097, respectively, in administrative fees payable to the Sponsor in due to related party.

Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses
related to identifying, investigating, negotiating and completing the Business Combination as well. For the three months ended March 31, 2022, the Company incurred $18,493 for services rendered by the independent Board Members’ which are included in due to related party on balance sheets. At March 31, 2022 and December 31, 2021, the Company had accrued $22,192 and $3,699, respectively, in compensation expense to the independent board members in due to related party.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than the deferred commission fees, legal fees and related party payables of $3,727,500, $125,000 and $59,289, respectively, payable upon the consummation of a business combination.
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
Net Loss Per Common Share
We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU Topic
2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.
The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have
any off-balance sheet
arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by
Rule 12b-2 of
the Exchange Act and are not required to provide the information otherwise required under this item.

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
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Management’s Report on Internal Controls Over Financial Reporting
This Quarterly Report on Form
10-Q
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our annual report on Form
10-K
filed with the SEC on April 14, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form
10-K
filed with the SEC on April 14, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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

No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No.	Description of Exhibit

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FORBION EUROPEAN ACQUISITION CORP.

Dated: May 13, 2022	By:	/s/ Wouter Joustra
		Name:	Wouter Joustra
		Title:	Director