Form 10-Q
period 2022-06-30
Forbion European Acquisition Corp.
filed 2022-08-11
CIK 1874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Act)
.    Yes  ☒    No  ☐
As of August 11
, 2022, there were 12,650,000 shares of the Class A ordinary shares, $0.0001 par value, and 3,162,500 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding

FORBION EUROPEAN ACQUISITION CORP.
Form
10-Q
For the Six Months Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FORBION EUROPEAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$774,913	$1,069,298
Prepaid expense	460,919	498,591

Total current assets	1,235,832	1,567,889
Prepaid expenses – non-current portion	—	209,052
Cash and securities held in trust account	129,823,891	129,669,409

Total assets	$131,059,723	$131,446,350

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$553,934	$316,651
Due to related party	48,699	10,796

Total current liabilities	602,633	327,447
Deferred underwriting commissions	3,727,500	3,727,500

Total liabilities	4,330,133	4,054,947

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 12,650,000 shares at redemption value of $10.25 at June 30, 2022 and December 31, 2021	129,823,891	129,669,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 12,650,000 shares subject to possible redemption issued) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	316	316
Additional paid-in capital	—	—
Accumulated deficit	(3,094,617)	(2,278,322)

Total shareholders’ deficit	$(3,094,301)	$(2,278,006)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$131,059,723	$131,446,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Operating costs	$371,332	$816,351

Loss from operations	$(371,332)	$(816,351)

Other income
Interest earned from Trust Account	113,029	154,482
Bank interest income	22	56

Total other income	113,051	154,538

Net loss	$(258,281)	$(661,813)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,650,000	12,650,000

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.02)	$(0.04)

Basic and diluted, weighted average shares outstanding – Class B ordinary shares	3,162,500	3,162,500

Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as December 31, 2021 (audited)	—	$—	3,162,500	$316	$—	$(2,278,322)	$(2,278,006)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(41,453)	(41,453)
Net loss	—	—	—	—	—	(403,532)	(403,532)

Balance as of March 31, 2022 (unaudited)	—	$—	3,162,500	$316	$—	$(2,723,307)	$(2,722,991)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(113,029)	(113,029)
Net loss	—	—	—	—	—	(258,281)	(258,281)

Balance as of June 30, 2022 (unaudited)	—	$—	3,162,500	$316	$—	$(3,094,617)	$(3,094,301)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2022
Cash flows from operating activities:
Net loss	$(661,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(154,482)
Changes in operating assets and liabilities:
Prepaid expenses	246,724
Accrued offering costs and expenses	237,283
Due to related party	37,903

Net cash used in operating activities	$(294,385)

Net change in cash	(294,385)
Cash, beginning of the period	1,069,298

Cash, end of the period	$774,913

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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO” or “Public Offering”) which is described below, and the Company’s completion of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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
On December 15, 2021, the underwriter fully exercised the over-allotment option and purchased an additional 1,650,000 Units for additional gross proceeds of $16,500,000. Simultaneously with the exercise of the over-allotment option, the Sponsor purchased an additional 495,000 Private Placement Warrants for additional gross proceeds of $742,500
, which was already included in the Trust Account and shown as a Deposit in Advance in these financial statements.
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
The per share amount that the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the initial Business Combination with respect to the Company’s warrants. Further, the Company will not proceed with redeeming the public shares, even if a public shareholder has properly elected to redeem its shares if a Business Combination does not close.
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
The Company’s amended and restated memorandum and articles of association provides that the Company will have only 18 months from the closing of the Public Offering (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate its initial Business Combination. If the Company has not consummated an initial Business Combination within Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within Combination Period.
The Sponsor and each member of its management team have entered into an agreement with Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial Business Combination within Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

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
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.
Liquidity, Capital Resource and Going Concern
The Company’s liquidity needs up to December 14, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. At June 30, 2022, the Company had approximately $0.8 million in its operating bank account and working capital of approximately $0.6 million, which mainly consisted of the portion of proceeds of the sale of the Private Placement Warrants not held in the Trust Account.
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
Article 8 of
Regulation S-X of
the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s unaudited condensed financial statements and notes thereto included in the
Form 10-K filed
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
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
Cash and Securities Held in Trust Account
As of June 30, 2022, investment in the Company’s Trust Account consisted of $2,627 in cash and $129,821,264 in U.S. Treasury Securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of $1,485 cash and $129,667,924 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on September 15, 2022. The Company classified its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to held until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums of discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities at June 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of June 30, 2022	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Gains
U.S. Treasury Securities	$129,821,264	$129,821,636	$371
Cash	2,627	—	—

	$129,823,891	$129,821,636	$371

	Carrying Value as of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Losses
U.S. Treasury Securities	$129,667,924	$129,665,154	$(2,770)
Cash	1,485	—	—

	$129,669,409	$129,665,154	$(2,770)

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

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of June 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds from IPO	$129,662,500
Less:
Proceeds allocated to Public Warrants	(3,493,159)
Class A ordinary shares issuance costs	(9,678,128)
Plus:
Remeasurement of carrying value to redemption value	13,178,196
Interest income	154,482

Class A ordinary shares subject to possible redemption	$129,823,891

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
Net Loss Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The statements of operations include a presentation of income (loss) per Class A ordinary share and income (loss) per Class B ordinary share following the two-class method
of income per share. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(206,625)	$(51,656)	$(529,450)	$(132,363)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	12,650,000	3,162,500	12,650,000	3,162,500

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

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
Note 3 — Initial Public Offering
On December 14, 2021, the Company consummated its IPO of 11,000,000 Units at a purchase price of $10.00 per Unit. Each Unit was sold at a price of $10.00 and consists of one Class A ordinary share and one-third
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 12,650,000 and generated gross proceeds of $126,500,000.
Following the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.25 per Unit for the 11,000,000 Units sold in the IPO in additional to a $742,500 Deposit in Advance from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $129,662,500 ($10.25 per Unit) was placed in a Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under
the Investment Company Act which invests only in direct U.S. government treasury obligations.
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
Promissory Note — Related Party
On August 12, 2021, Forbion European Sponsor LLP agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing,
unsecured and were due at the earlier of December 31, 2021 or the closing of the Public Offering. The Company had outstanding borrowings of $0 and $0 under the promissory note as of June 30, 2022 and December 31, 2021.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
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
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the
Sponsor for any out-of-pocket expenses related
to identifying, investigating and completing an initial Business Combination. For the three and six months ended June 30, 2022, the Company expensed
$30,000 and $60,000
in administrative support services. At June 30, 2022 and December 31, 2021, the Company had accrued
$30,000 and $7,097
, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the condensed balance sheets.

Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related
to identifying, investigating, negotiating and completing the Business Combination as well. For the three and six months ended June 30, 2022, the Company expensed
$18,699 and $37,198

for services rendered by the independent Board Members. At June 30, 2022 and December 31, 2021, the Company had accrued

$18,699 and $3,699
, respectively, in compensation expense to the independent board members which are included in due to related party on the condensed balance sheets.
Note 6 — Commitments & Contingencies
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and extension loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and extension loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in the following paragraph, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Note 7 — Shareholders’ Deficit
Preference shares
 —The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares outstanding, excluding 12,650,000 Class A ordinary shares subject to possible redemption issued.
Class
 B ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of August 13, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On December 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding, of which 412,500 are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share and per share amounts have been retroactively restated to reflect the share dividend. The forfeiture amounts were determined such that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the
Pu
blic Offering. At June 30, 2022 and December 31, 2021, there were 3,162,500 shares of class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the
Com
pany’s sharehold
ers.
Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-

thirds of the Company’s ordinary shares that are voted, and pursuant to the Company’s amended and restated memorandum and articles of association; such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. Prior to the Business Combination, only holders of Class B ordinary shares will be able to vote on the appointment of directors and to continue the Company in a jurisdiction outside the Cayman Islands. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.
The Class B ordinary shares will automatically convert into Class A ordinary shares, which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions, if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares equal, in the aggregate, on an as-converted
basis
, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of its management team upon conversion of Working Capital Loans and extension loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
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
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on August 9, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”).
Our sponsor is Forbion Growth Sponsor FEAC I B.V., a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our IPO was declared effective on December 9, 2021. On December 14, 2021, we commenced the IPO of 11,000,000 units (or 12,650,000 units if the underwriters’ over-allotment option is exercised in full) at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-third of
one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 12,650,000 and generated gross proceeds of $126,500,000.
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
On December 15, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 1,650,000 Units for additional gross proceeds of $16,500,000. Simultaneously with the exercise of the over-allotment option, the Sponsor purchased an additional 495,000 Private Placement Warrants for additional gross proceeds of $742,500, which was already included in the Trust Account and shown as a Deposit in Advance in these unaudited condensed financial statements.

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
Following the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.25 per Unit for the 11,000,000 Units sold in the IPO in additional to a $742,500 Deposit in Advance from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $129,662,500 ($10.25 per Unit) was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay its income taxes, if any, our amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to us, until the completion of the initial Business Combination, or (2) to our public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if we do not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if we have not consummated our Business Combination within Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within Combination Period, with respect to such Class A ordinary shares so redeemed. The funds held in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders. As it is expected that we are and will continuously be considered a Dutch tax resident, any redemption proceeds (including interest income on the trust account) distributed to our shareholders in excess of the paid-up capital for
Dutch tax purposes may be subject to 15% Dutch dividend withholding tax.

We will provide holders (the “Public Shareholders”) of our Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.
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
The per share amount that we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the initial Business Combination with respect to our warrants. Further, we will not proceed with redeeming the public shares, even if a public shareholder has properly elected to redeem its shares if a Business Combination does not close.
We have amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of the Public Offering (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate our initial Business Combination. If we have not consummated an initial Business Combination within Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if the we fail to consummate an initial Business Combination within Combination Period.
The Sponsor and each member of its management team have entered into an agreement with Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (ii) to waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if we do not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete the initial Business Combination within the prescribed time frame).
We have until 18 months from the closing of the Public Offering to complete a Business Combination. However, if we anticipate that we may not be able to consummate a Business Combination within 18 months, we may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account, for each additional three-month period, $1,265,000 ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of us and, therefore, the Sponsor may not be able to satisfy those obligations. We have not asked the Sponsor to reserve for such obligations.
Results of Operations
As of June 30, 2022, we had not commenced any operations. All activity through June 30, 2022 relates to our formation, IPO and identifying a business combination target. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three and six months ended June 30, 2022, we had a net loss of $258,281 and $661,813, which consisted of operating costs of $371,332 and $816,351 and interest income of $113,051 and $154,538, respectively.
Liquidity, Capital Resources and Going Concern
Our liquidity needs up to December 14, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. At June 30, 2022, we had $774,913 in our operating bank account and working capital of approximately $634,000, which mainly consisted of the portion of proceeds of the sale of the Private Placement Warrants not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide our Working Capital Loans, as defined below (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with FASB ASC
205-40,
Presentation of Financial Statements—Going Concern”, management has determined that we have and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about our ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Further, management has determined that if we are unable to complete a Business Combination by June 14, 2023 (the “Combination Period”), then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our working capital deficit raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic, rising interest rates, inflation and the Russia-Ukraine war and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Related Party Transactions
Founder Shares
On August 12, 2021, Forbion European Sponsor LLP paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 Class B ordinary shares (the “Founder Shares”), par value $0.0001. On November 23, 2021, Forbion European Sponsor LLP transferred 2,875,000 Class B ordinary shares to the Sponsor in exchange for $25,000, or approximately $0.009 per share. On December 9, 2021, we issued 287,500 Class B ordinary shares to the Sponsor resulting from a 1.1 for 1 share dividend. Up to 412,500 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. Prior to the Business Combination, only holders of Class B ordinary shares will be able to vote on the appointment of directors and to continue us in a jurisdiction outside the Cayman Islands. On December 15, 2021, the underwriters fully exercised their over-allotment and as a result, 412,500 Founder Shares are no longer subject to forfeiture.
Promissory Note — Related Party
On August 12, 2021, Forbion European Sponsor LLP agreed to loan us up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing,
unsecured and are due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was repaid out of the offering proceeds not held in the Trust Account. There were no outstanding balances under the promissory note as of June 30, 2022 and December 31, 2021.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan our funds as may be required (“Working Capital Loans”). If we complete the initial Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. We may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, we had no borrowings under the Working Capital Loans.
Related Party Extension Loans
We may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the trust account, for each additional three-month period, $1,265,000, ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest
bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete a Business Combination.

Office Space, Secretarial and Administrative Services
Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related
to identifying, investigating and completing an initial Business Combination. For the three and six months ended June 30, 2022, we expensed $30,000 and $60,000 in administrative support services. At June 30, 2022 and December 31, 2021, we had accrued $30,000 and $7,097, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the condensed balance sheets.
Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related
to identifying, investigating, negotiating and completing the Business Combination as well. For the three and six months ended June 30, 2022, we expensed $18,699 and $37,192 for services rendered by the independent Board Members. At June 30, 2022 and December 31, 2021, we had accrued $18,699 and $3,699, respectively, in compensation expense to the independent board members in due to related party on the condensed balance sheets.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than the deferred commission fees, legal fees and related party payables of $3,727,500, $125,000 and $48,699, respectively, payable upon the consummation of a business combination.
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
Net Loss Per Ordinary Share
We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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
ASU 2020-06 is
effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU
2020-06
effective January 1, 2021. The adoption of ASU
2020-06
did not have an impact on our unaudited condensed financial statements.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022 and December 31, 2021, we did not have
any off-balance sheet
arrangements.
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
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules
13a-15(e)
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
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our annual report on
Form 10-K filed
with the SEC on April 14, 2022. As of the date of this report, other than as described herein, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 14, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales
On August 12, 2021, Forbion European Sponsor LLP paid $25,000, or approximately $0.009 per share, in consideration for 2,875,000 Class B ordinary shares, par value $0.0001. On November 23, 2021, Forbion European Sponsor LLP transferred 2,875,000 Class B ordinary shares to the sponsor in exchange for $25,000, or approximately $0.009 per share. On December 9, 2021, we issued an additional 287,500 Class B ordinary shares to our Sponsor resulting from a 1.1 for 1 share dividend. As a result our Sponsor now owns 3,162,500 founder shares. Our founder shares will automatically convert into Class A ordinary shares, on a one-for-one basis,
upon the completion of a business combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of our IPO. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FORBION EUROPEAN ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Wouter Joustra
	Name:	Wouter Joustra
	Title:	Director