Form 10-Q
period 2022-09-30
Forbion European Acquisition Corp.
filed 2022-11-10
CIK 1874495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Act).    Yes   ☒    No   ☐
As of November 10, 2022, there were 12,650,000 shares of the Class A ordinary shares, $0.0001 par value, and 3,162,500 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding

FORBION EUROPEAN ACQUISITION CORP.

Form10-Q

For the Nine Months Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the period from August 9, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 and for the period from August 9, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from August 9, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II - OTHER INFORMATION		28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	30
Item 6.	Exhibits	30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FORBION EUROPEAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$456,995	$1,069,298
Prepaid expense	328,454	498,591

Total current assets	785,449	1,567,889
Prepaid expenses– non-current portion	—	209,052
Cash and securities held in trust account	130,419,763	129,669,409

Total assets	$131,205,212	$131,446,350

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$626,341	$316,651
Due to related party	49,110	10,796

Total current liabilities	675,451	327,447
Deferred underwriting commissions	3,727,500	3,727,500

Total liabilities	4,402,951	4,054,947

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 12,650,000 shares at redemption value of approximately $10.31 and $10.25 at September 30, 2022 and December 31, 2021, respectively	130,419,763	129,669,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no ne outstanding (excluding 12,650,000 shares subject to possible redemption issued) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	316	316
Additional paid-in capital	—	—
Accumulated deficit	(3,617,818)	(2,278,322)

Total shareholders’ deficit	(3,617,502)	(2,278,006)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$131,205,212	$131,446,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,	Nine Months Ended September 30,	For the period from August 9, 2021 (inception) through September 30,
	2022	2022	2021
Operating costs	$523,264	$1,339,615	$10,741

Loss from operations	(523,264)	(1,339,615)	(10,741)
Other income
Interest earned from Trust Account	595,872	750,354	—
Bank interest income	63	119	—

Total other income	595,935	750,473	—

Net income (loss)	$72,671	$(589,142)	$(10,741)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,650,000	12,650,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.00	$(0.04)	$—

Basic and diluted, weighted average shares outstanding – Class B ordinary shares	3,162,500	3,162,500	2,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$(0.04)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as December 31, 2021 (audited)	—	$—	3,162,500	$316	$—	$(2,278,322)	$(2,278,006)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(41,453)	(41,453)
Net loss	—	—	—	—	—	(403,532)	(403,532)

Balance as of March 31, 2022 (unaudited)	—	—	3,162,500	316	—	(2,723,307)	(2,722,991)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(113,029)	(113,029)
Net loss	—	—	—	—	—	(258,281)	(258,281)

Balance as of June 30, 2022 (unaudited)	—	—	3,162,500	316	—	(3,094,617)	(3,094,301)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(595,872)	(595,872)
Net loss	—	—	—	—	—	72,671	72,671

Balance as of September 30, 2022 (unaudited)	—	$—	3,162,500	$316	$—	$(3,617,818)	$(3,617,502)

FOR THE PERIOD FROM AUGUST 9, 2021 (INCEPTION) THROUGH SEPTEMBER 31, 2021

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as August 9, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	3,162,500	316	24,684	—	25,000
Net loss	—	—	—	—	—	(10,741)	(10,741)

Balance as of September 30, 2021 (unaudited)	—	$—	3,162,500	$316	$24,684	$(10,741)	$14,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2022	For the period from August 9, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net loss	$(589,142)	$(10,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor		6,941
Interest earned on cash and marketable securities held in Trust Account	(750,354)	—
Changes in operating assets and liabilities:
Prepaid expenses	379,189	—
Accrued offering costs and expenses	309,690	3,800
Due to related party	38,314	—

Net cash used in operating activities	(612,303)	—

Net change in cash	(612,303)	—
Cash, beginning of the period	1,069,298	—

Cash, end of the period	$456,995	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,059

Deferred offering costs included in accrued offerings costs and expenses	$—	$336,556

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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO” or “Public Offering”) which is described below, and the Company’s completion of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.
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
The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement.

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination, regardless of whether such shareholder votes on such proposed Business Combination, and if they do vote, regardless of whether they vote for or against such proposed Business Combination, at a per-share price, payable in
cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.25 per public share.
The per share amount that the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the initial Business Combination with respect to the Company’s warrants. Further, the Company will not proceed with redeeming the Public Shares, even if a Public Shareholder has properly elected to redeem its Public Shares if a Business Combination does not close.
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
The Sponsor and each member of its management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial Business Combination within Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

The Company has until 18 months from the closing of the Public Offering to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods for a total of 24 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account, for each additional three-month period, $1,265,000 ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline.
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
Liquidity, Capital Resource and Going Concern
The Company’s liquidity needs up to December 14, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. At September 30, 2022, the Company had approximately $0.5 million in its operating bank account and working capital of approximately $0.1 million, which mainly consisted of the portion of proceeds of the sale of the Private Placement Warrants not held in the Trust Account.
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
energy prices and supply issues
,
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
In the event the Company were to redomicile to the United States, any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. However, even if the Company were to redomicile to the United States, whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and in accordance with the instructions on
Form 10-Q and
Article 8 of
Regulation S-X of
the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the
Form 10-K filed
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
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
Cash and Securities Held in Trust Account
As of September 30, 2022, investment in the Company’s Trust Account consisted of $644 in cash and $130,419,119 in U.S. Treasury Securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of $1,485 cash and $129,667,924 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on September 15, 2022. The Company classified its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to held until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums of discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities at September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Gains
U.S. Treasury Securities	$130,419,119	$130,537,313	$118,194
Cash	644	—	—

	$130,419,763	$130,537,313	$118,194

	Carrying Value as of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Losses
U.S. Treasury Securities	$129,667,924	$129,665,154	$(2,770)
Cash	1,485	—	—

	$129,669,409	$129,665,154	$(2,770)

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

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds from IPO	$129,662,500
Less:
Proceeds allocated to Public Warrants	(3,493,159)
Class A ordinary shares issuance costs	(9,678,128)
Plus:
Remeasurement of carrying value to redemption value	13,171,287
Interest income	6,909

Class A ordinary shares subject to possible redemption, December 31, 2021	$129,669,409
Interest income	750,354

Class A ordinary shares subject to possible redemption, September 30, 2022	$130,419,763

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
Net Loss Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The statements of operations include a presentation of income (loss) per Class A ordinary share and income (loss) per Class B ordinary share following the two-class method
of income per share. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented. The tables below presents a reconciliation of the numerator and denominator used to compute basic and diluted loss per share for each category for the three and nine months ended September 30, 2022 and for the period from August 9, 2021 (inception) through September 30, 2021:

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$58,137	$14,534	$(471,314)	$(117,828)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	12,650,000	3,162,500	12,650,000	3,162,500

Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.04)	$(0.04)

	For the period from August 9, 2021 (inception) through September 30, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(10,741)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	—	2,750,000

Basic and diluted net loss per share	$—	$(0.00)

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
method for all convertible
instruments. ASU 2020-06 is effective January 1,2022
and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
The Private Placement Warrants are not transferable, assignable or salable (and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination), except as described herein under “Principal Shareholders—Transfers of Founder Shares and Private Placement Warrants.”
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
Promissory Note — Related Party
On August 12, 2021, Forbion European Sponsor LLP agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing,
unsecured and were due at the earlier of December 31, 2021 or the closing of the Public Offering. The Company had outstanding borrowings of $0 under the promissory note as of September 30, 2022 and December 31, 2021.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Related Party Extension Loans
The Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account, for each additional three-month period, $1,265,000, ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest
bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Private Placement Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the
Sponsor for any out-of-pocket expenses related
to identifying, investigating and completing an initial Business Combination. For the three and nine months ended September 30, 2022, the Company expensed $30,000 and $90,000 in administrative support services, respectively. For the period from August 9, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services. At September 30, 2022 and December 31, 2021, the Company had accrued $30,000 and $7,097, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the condensed balance sheets.

Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related
to identifying, investigating, negotiating and completing the Business Combination as well. For the three and nine months ended September 30, 2022, the Company expensed $18,904 and $56,096 for services rendered by the independent Board Members. For the period from August 9, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services. At September 30, 2022 and December 31, 2021, the Company had accrued approximately $19,110 and $3,699, respectively, in compensation expense to the independent board members which are included in due to related party on the condensed balance sheets.
Note 6 — Commitments & Contingencies
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and extension loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and extension loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, which occurs (i) in the case of the Founder Shares, as described in the following paragraph, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Deferred Legal Fees
The Company has incurred $125,000 in legal fees associated with the Company’s Initial Public Offering. These fees are deferred and will become payable upon the consummation of the Business Combination and are included in accrued offering costs and expenses on the Company’s condensed balance sheets.
Note 7 — Shareholders’ Deficit
Preference shares
 —The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares outstanding, excluding 12,650,000 Class A ordinary shares subject to possible redemption issued.
Class
 B ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of August 13, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On December 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding, of which 412,500 are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share and per share amounts have been retroactively restated to reflect the share dividend. The forfeiture amounts were determined such that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. At September 30, 2022 and December 31, 2021, there were 3,162,500 shares of class B ordinary shares issued and outstanding.
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
The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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

We have amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of the Public Offering (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate our initial Business Combination. If we have not consummated an initial Business Combination within Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within Combination Period.

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

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity through September 30, 2022 relates to our formation, IPO and identifying a business combination target. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2022, we had a net income of $72,671 and net loss of $589,142, which consisted of operating costs of $523,264 and $1,339,615 and interest income of $595,935 and $750,473, respectively.

For the period from August 9, 2021 (inception) to September 30, 2021, we had net loss of $10,741, which consisted of formation costs.

Liquidity, Capital Resources and Going Concern

Our liquidity needs up to December 14, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. At September 30, 2022, we had $456,995 in our operating bank account and working capital of approximately $110,000, which mainly consisted of the portion of proceeds of the sale of the Private Placement Warrants not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide our Working Capital Loans, as defined below (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC205-40, Presentation of Financial Statements—Going Concern”, management has determined that we have and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about our ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Promissory Note — Related Party

On August 12, 2021, Forbion European Sponsor LLP agreed to loan us up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was repaid out of the offering proceeds not held in the Trust Account. There were no outstanding balances under the promissory note as of September 30, 2022 and December 31, 2021.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan our funds as may be required (“Working Capital Loans”). If we complete the initial Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. We may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, we had no borrowings under the Working Capital Loans.

Related Party Extension Loans

We may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the trust account, for each additional three-month period, $1,265,000, ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Private Placement Warrant. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete a Business Combination.

Office Space, Secretarial and Administrative Services

Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the three and nine months ended September 30, 2022, we expensed $30,000 and $90,000 in administrative support services. At September 30, 2022 and December 31, 2021, we had accrued $30,000 and $7,097, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the condensed balance sheets.

Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing the Business Combination as well. For the three and nine months ended September 30, 2022, we expensed $18,904 and $56,096 for services rendered by the independent Board Members. At September 30, 2022 and December 31, 2021, we had accrued approximately $19,110 and $3,699, respectively, in compensation expense to the independent board members in due to related party on the condensed balance sheets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than the deferred commission fees, legal fees and related party payables of $3,727,500, $408,368 and $49,110, respectively, payable upon the consummation of a business combination.

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

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We will be a passive foreign investment company, or “PFIC,” if we do not complete a business combination before 2023, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to associated reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception with respect to our taxable year ended December 31, 2021 (see the section of our IPO prospectus captioned “Taxation —United States Federal Income Tax Considerations —Passive Foreign Investment Company Rules”). In order to qualify for the start-up exception, we must complete a business combination before 2023 and we must not be a PFIC for our taxable years ending December 31, 2022 and December 31, 2023. In addition, even if our business combination is completed before 2023, it is possible that the start-up exception will not be available due to the structure or timing of our business combination, which is not yet final. If the completion of a business combination does not occur until after December 31, 2022, the start-up exception will not apply. If we do not qualify for the start-up exception, then we would be a PFIC for our taxable year ended December 31, 2021 and, based on the expected composition of our income and assets, our current taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, if applicable, potentially not until after the end of the second taxable year following our 2021 taxable year). A U.S. shareholder (but not warrant holder) may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by making a timely “qualified electing fund” (“QEF”) election with respect to our Class A ordinary shares to include in income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. Upon request, we will endeavor to provide to a U.S. investor a PFIC Annual Information Statement (which we may post on our website) in order to enable the U.S. investor to make and maintain a QEF election. However, there can be no assurance that we will timely provide the required information to make a QEF election for any taxable year, and such election would be unavailable with respect to our warrants in all cases. U.S. investors should consult their tax advisers regarding the possible application of the PFIC rules, and the advisability of making timely QEF elections for the first taxable year of their ownership of our Class A ordinary shares. For a more detailed explanation of the tax consequences of PFIC classification to U.S. investors, see the section of our IPO prospectus captioned “Taxation —United States Federal Income Tax Considerations —Passive Foreign Investment Company Rules.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On August 12, 2021, Forbion European Sponsor LLP paid $25,000, or approximately $0.009 per share, in consideration for 2,875,000 Class B ordinary shares, par value $0.0001. On November 23, 2021, Forbion European Sponsor LLP transferred 2,875,000 Class B ordinary shares to the sponsor in exchange for $25,000, or approximately $0.009 per share. On December 9, 2021, we issued an additional 287,500 Class B ordinary shares to our Sponsor resulting from a 1.1 for 1 share dividend. As a result, our Sponsor now owns 3,162,500 founder shares. Our founder shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of a business combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of our IPO. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

FORBION EUROPEAN ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Wouter Joustra
	Name:	Wouter Joustra
	Title:	Director