Form 10-Q/A
period 2021-09-30
Forbion European Acquisition Corp.
filed 2023-01-19
CIK 1874495

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41148

FORBION EUROPEAN ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4001 Kennett Pike, Suite 302 Wilmington, Delaware	19807
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: +1
302-273-0765

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	FRBN	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	FRBNW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	FRBNU	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Act).    ☒  Yes    ☐  No
As of January 24, 2022, there were 12,650,000 shares of the Class A ordinary shares, $0.0001 par value, and 3,162,500 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

Table of Contents
EXPLANATORY NOTE
This Amendment No. 1 on Form
10-Q/A
(the “Amendment No. 1”) to the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, initially filed with the Securities and Exchange Commission on January 24, 2022 (the “Original Filing”), amends and restates the signatures page of the Original Filing solely to include the Principal Financial and Chief Accounting Officer as required by General Instruction G of Form
10-Q.
Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

FORBION EUROPEAN ACQUISITION CORP.

Date: January 19, 2023		/s/ Jasper Bos
Jasper Bos
Chief Executive Officer

	By:	/s/ Cyril Lesser
Cyril Lesser
Principal Financial and Chief Accounting Officer