Form 10-Q/A
period 2022-03-31
Forbion European Acquisition Corp.
filed 2023-01-19
CIK 1874495

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
for the quarterly period ended March 31, 2022, initially filed with the Securities and Exchange Commission on May 13, 2022 (the “Original Filing”), amends and restates the signatures page of the Original Filing solely to include the Principal Financial and Chief Accounting Officer as required by General Instruction G of Form
10-Q.
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