Form 10-Q/A
period 2022-06-30
Forbion European Acquisition Corp.
filed 2023-01-19
CIK 1874495

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC T OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
12
(b) of the Act:

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
of the Act).    ☒  Yes    ☐  No
As
of August 11, 2022, there
were 12,650,000 shares of the Class A ordinary shares, $0.0001 par value, and 3,162,500 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

Table of Contents
EXPLANATORY NOTE
This Amendment No. 1 on Form
10-Q/A
(the “Amendment No. 1”) to the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2022, initially filed with the Securities and Exchange Commission on August 11, 2022 (the “Original Filing”), amends and restates the signatures page of the Original Filing solely to include the Principal Financial and Chief Accounting Officer as required by General Instruction G of Form
10-Q.
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