Form 10-Q/A
period 2022-09-30
Forbion European Acquisition Corp.
filed 2023-01-19
CIK 1874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
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
for the quarterly period ended September 30, 2022, initially filed with the Securities and Exchange Commission on November 10, 2022 (the “Original Filing”), amends and restates the signatures page of the Original Filing solely to include the Principal Financial and Chief Accounting Officer as required by General Instruction G of Form
10-Q.
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