Form 10-Q/A
period 2021-09-30
Forbion European Acquisition Corp.
filed 2023-03-10
CIK 1874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

(Amendment No. 2)
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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per	FRBN	The Nasdaq Stock Market LLC
share
Redeemable warrants, each whole warrant	FRBNW	The Nasdaq Stock Market LLC
exercisable for one Class A ordinary share at an
exercise price of $11.50
Units, each consisting of one Class A ordinary	FRBNU	The Nasdaq Stock Market LLC
share and one-third of one redeemable warrant

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐
  Yes
☒
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

EXPLANATORY NOTE
The Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021 was initially filed with the Securities and Exchange Commission (the “Commission”) on January 24, 2022 (the “Original Form
10-Q”).
Amendment No. 1 on Form
10-Q/A
to the Original Form
10-
Q (the “Amendment No. 1”) was subsequently filed with the Commission on January 19, 2023 solely to amend and restate the signatures page of the Original Form
10-Q
and include the Principal Financial and Chief Accounting Officer as required by General Instruction G of Form
10-Q.
This Amendment No. 2 on Form
10-Q/A
to the Original Form
10-Q
(the “Amendment No. 2”) (i) includes the entire periodic report originally filed with the Original Form
10-Q,
(ii) amends and restates Note 4 (
Private Placement
) of the Notes to the Company’s Condensed Financial Statements included therein and (iii) includes updated certifications by our Chief Executive Officer and Chief Financial Officer as required by Item 601 of Regulation
S-K.
Except as expressly set forth in the Amendment No. 1 and this Amendment No. 2, the Original Form
10-Q
has not been amended, updated or otherwise modified.

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

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM AUGUST 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares(1)	Amount	Capital	Deficit	Equity

Balance as of August 9, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	3,162,500	316	24,684	—	25,000
Net loss	—	—	—	(10,741)	(10,741)

Balance as of September 30, 2021 (unaudited)	3,162,500	$316	$24,684	$(10,741)	$14,259

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
SEPTEMBER 30, 2021
Note 1—Organization, Business Operation and Liquidity
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
The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination, regardless of whether such shareholder votes on such proposed Business Combination, and if they do vote, regardless of whether they vote for or against such proposed Business Combination, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then- outstanding
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
Note 2—Significant Accounting Policies
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
Debt-Debt
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
Note 3—IPO
On December 14, 2021, the Company consummated its IPO of 11,000,000 Units at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and one-third
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-

allotment were 12,650,000 and generated gross proceeds of $126,500,000 (see Note 8).
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
Note 4—Private Placement
Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 4,700,000 Private Placement Warrants (

5,195,000 Private Placement Warrants when the underwriters’ over-allotment option was fully exercised on December 15, 2021), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Unit. The sale of the Private Placement
W
arrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,792,500 (see Note 8).
The Private Placement Warrants are not be transferable, assignable or salable (and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination), except as described herein under “Principal
Shareholders-Transfers
of Founder Shares and Private Placement Warrants.”
Any
amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants require a vote of holders of at least 50% of the number of the then outstanding Private Placement Warrants.
Note 5—Related Party Transactions
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

1
1

Promissory Note—Related Party
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
Office Space, Secretarial and Administrative Services
Commencing on December 9, 2021, the date that the Company’s securities are first listed on the NASDAQ through the earlier of the
consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $

10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination.
Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket
expenses related to identifying, investigating, negotiating and completing the Business Combination as well.

1
2

Note 6 - Commitments & Contingencies
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
The underwriters were paid underwriting commission of
$
0.20
per Unit sold in the IPO, excluding Units sold to the
 anchor investor
, or $
1,800,000
, upon the closing of the IPO. Following the exercise of the underwriters’ over-allotment option on December
15
,
2021
, the underwriters earned an additional $
330,000
for an aggregate of $
2,130,000
in underwriting commissions related to the IPO and over-allotment (see Note
8)
.
In addition, $3,150,000 is payable to the underwriters for deferred underwriting commissions related to the Units sold in the IPO, excluding those Units sold to the anchor investor
. Following the exercise of the underwriters’ over-allotment option on December 15, 2021, the underwriters earned an additional
$
577,500
for an aggregate of $
3,727,500
in deferred underwriting commissions related to the IPO and over-allotment (see Note
8)
. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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

1
3

Note 7—Shareholder’s Equity
Preference shares
- The
Company is authorized to issue 5,000,000 preference shares with a par value of $

0.0001
and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September, 2021, there were no preference shares issued or outstanding.
Class
A ordinary shares
- The
Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were no Class A ordinary shares outstanding.
Class
B ordinary shares
- The
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
one-to-one.

1
4

Public Warrants
- Each
whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $

9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of public warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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

•
if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption Procedures-Anti-dilution Adjustments”) for any 20 trading days within a
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
The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of
Securities-Warrants -Public Shareholders’ Warrants-Redemption Procedures-Anti-dilution Adjustments”) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.
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
Note 8—Subsequent Events
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

1
6

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

1
7

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, we did not have any outstanding working capital loans.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

PART II-OTHER INFORMATION

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

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 on Form 10-Q/A to the Form 10-Q originally filed on January 24, 2022 to be signed on its behalf by the undersigned hereunto duly authorized.

FORBION EUROPEAN ACQUISITION CORP.

Date: March 9, 2023	By:	/s/ Jasper Bos
Name: Jasper Bos
Title: Chief Executive Officer

	By:	/s/ Cyril Lesser
Name: Cyril Lesser
Title: Principal Financial and Chief Accounting Officer