Form 10-Q/A
period 2022-03-31
Forbion European Acquisition Corp.
filed 2023-03-10
CIK 1874495

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

EXPLANATORY NOTE
The Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2022 was initially filed with the Securities and Exchange Commission (the “Commission”) on May 13, 2022 (the “Original Form
10-Q”).
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

Item 1. Financial Statements

FORBION EUROPEAN ACQUISITION CORP.

Form 10-Q

For the Three Months Ended March 31, 2022

1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FORBION EUROPEAN
ACQUISITIO
N CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$909,562	$1,069,298
Prepaid expense	520,948	498,591

Total current assets	1,430,510	1,567,889
Prepaid expenses - non-current portion	97,060	209,052
Cash and securities held in trust account	129,710,862	129,669,409

Total assets	$131,238,432	$131,446,350

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$463,772	$316,651
Due to related party	59,289	10,796

Total current liabilities	523,061	327,447
Deferred underwriting commissions	3,727,500	3,727,500

Total liabilities	4,250,561	4,054,947

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 12,650,000 shares at redemption value of $10.25 at March 31, 2022 and December 31, 2021	129,710,862	129,669,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 12,650,000 shares subject to possible redemption issued) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding at
March 31, 2022 and December 31, 2021	316	316
Additional paid-in capital	—	—
Accumulated deficit	(2,723,307)	(2,278,322)

Total shareholders’ deficit	$(2,722,991)	$(2,278,006)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$131,238,432	$131,446,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2022
Operating costs	$445,019

Loss from operations	$(445,019)

Other income
Interest earned from Trust Account	41,453
Bank interest income	34

Total other income	41,487

Net loss	$(403,532)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,650,000

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.03)

Basic and diluted, weighted average shares outstanding—Class B ordinary shares	3,162,500

Basic and diluted net loss per share, Class B ordinary shares	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional
	Ordinary Share		Ordinary Share		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as December 31, 2021 (audited)	—	$—	3,162,500	$316	$—	$(2,278,322)	$(2,278,006)
Re-measurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(41,453)	(41,453)
Net loss	—	—	—	—	—	(403,532)	(403,532)

Balance as of March 31, 2022 (unaudited)	—	$—	3,162,500	$316	$—	$(2,723,307)	$(2,722,991)

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
Simultaneously with the consummation of the IPO, the Company consummated the private placement of 4,700,000 warrants (or 5,195,000 warrants when the underwriters’ over-allotment option was fully exercised on December 15, 2021) (the “Private Placement Warrants”) to the Sponsor, at a price of $1.50 per Private Placement Warrant in a private placement. The sale of the Private Placement warrants in connection with the IPO and subsequent over-

allotment option exercise generated gross proceeds of $7,792,500.
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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination, regardless of whether such shareholder votes on such proposed Business Combination, and if they do vote, regardless of whether they vote for or against such proposed Business Combination, at a per-share price, payable in
cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-

outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $
10.25
 per public share.
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
Presentation of Financial Statements-Going Concern”, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
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
Note 2
—Significant Accounting Policies Basis of Presentation
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

Level 1 -
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -
Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities at March 31, 2022 and December 31, 2021 are as follows:

	Carrying Value as of March 31,	Quoted Prices in Active Markets	Gross Unrealized
	2022	(Level 1)	(Losses)
U.S. Treasury Securities	$129,709,377	$129,630,124	$(79,253)
Cash	1,485	1,485	—

	$ 129,710,862	$129,631,608	$ (79,253)

	Carrying Value as of December	Quoted Prices in Active	Gross
	31,	Markets	Unrealized
	2021	(Level 1)	Losses

U.S. Treasury Securities	$129,667,924	$129,665,154	$(2,770)
Cash	1,485	—	—

	$129,669,409	$129,665,154	$(2,770)

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
Note 3—Initial Public Offering
On December 14, 2021, the Company consummated its IPO of 11,000,000 Units at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and one-third
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-

allotment were 12,650,000 and generated gross proceeds of $126,500,000.
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
Transfers of Founder Shares and Private Placement Warrants.”
Any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants require a vote of holders of at least

50
%
of the number of the then outstanding Private Placement Warrants.
Note 5—Related Party Transactions Founder Shares
On August 12, 2021, Forbion European Sponsor LLP paid $
25,000
, or approximately $
0.009
 per share, to cover certain offering costs in consideration for
2,875,000
 Class B ordinary shares (the “Founder Shares”), par value $
0.0001
. On November 23, 2021, Forbion European Sponsor LLP transferred
2,875,000
 Class B ordinary shares to the Sponsor in exchange for $
25,000
, or approximately $
0.009
 per share. On December 9, 2021, the Company issued
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
Related Party Extension Loans
The Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the trust account, for each additional three-month period, $1,265,000, ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-

interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $

1.50 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete a Business Combination.
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
Note 6—Commitments & Contingencies
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
The underwriters were paid underwriting commission of $
0.20 per Unit sold in the IPO, excluding Units sold to Forbion Cooperatief, or $1,800,000, upon the closing of the IPO. Following the exercise of the underwriters’ over-allotment option on December 15, 2021, the underwriters earned an additional $330,000 for an aggregate of $2,130,000 in underwriting commissions related to the IPO and over-allotment.
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
Note 7—Shareholders’ Deficit
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
 Class A ordinary share at a price of $
11.50
 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $

9.20
 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
60
% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the
20
 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $
9.20
 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, the $
18.00
 per share redemption trigger price described adjacent to “Redemption of public warrants” will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price.

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
The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption
Procedures—Anti- dilution Adjustments”) as
well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

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
Note 8 - Subsequent Events
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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements-Going Concern”, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Promissory Note - Related Party

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU Topic 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 on Form 10-Q/A to the Form 10-Q originally filed on May 13, 2022 to be signed on its behalf by the undersigned hereunto duly authorized.

FORBION EUROPEAN ACQUISITION CORP.

Date: March 9, 2023	By:	/s/ Jasper Bos
	Name:	Jasper Bos
	Title:	Chief Executive Officer

	By:	/s/ Cyril Lesser
	Name:	Cyril Lesser
	Title:	Principal Financial and Chief Accounting Officer