Form 10-Q/A
period 2022-06-30
Forbion European Acquisition Corp.
filed 2023-03-10
CIK 1874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41148

FORBION EUROPEAN ACQUISITION CORP.
(Exact Name of Registrant as
Specifie
d in
Its C
harter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification Number)

4001 Kennett Pike, Suite 302 Wilmington, Delaware	19807
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: +1
302-273-0765

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per	FRBN	The Nasdaq Stock Market LL C
share

Redeemable warrants, each whole warrant	FRBNW	The Nasdaq Stock Market LLC
exercisable for one Class A ordinary share at an
exercise price of $11.50

Units, each consisting of one Class A ordinary	FRBNU	The Nasdaq Stock Market LLC
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

EXPLANATORY NOTE
The Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2022 was initially filed with the Securities and Exchange Commission (the “Commission”) on August 11, 2022 (the “Original Form
10-Q”).
Amendment No. 1 on Form
10-Q/A
to the Original Form
10-Q
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

FORBION EUROPEAN ACQUISITION CORP.

Form 10-Q

For the Six Months Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FORBION EUROPEAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$774,913	$1,069,298
Prepaid expense	460,919	498,591

Total current assets	1,235,832	1,567,889
Prepaid expenses - non-current portion	—	209,052
Cash and securities held in trust account	129,823,891	129,669,409

Total assets	$131,059,723	$131,446,350

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$553,934	$316,651
Due to related party	48,699	10,796

Total current liabilities	602,633	327,447
Deferred underwriting commissions	3,727,500	3,727,500

Total liabilities	4,330,133	4,054,947

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 12,650,000 shares at redemption value of $10.25 at June 30, 2022 and December 31, 2021	129,823,891	129,669,409

Shareholders’ D eficit :
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no ne outstanding (excluding 12,650,000 shares subject to possible redemption issued) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	316	316
Additional paid-in capital	—	—
Accumulated deficit	(3,094,617)	(2,278,322)

Total shareholders’ deficit	$(3,094,301)	$(2,278,006)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$131,059,723	$131,446,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Operating costs	$371,332	$816,351

Loss from operations	$(371,332)	$(816,351)
Other income
Interest earned from Trust Account	113,029	154,482
Bank interest income	22	56

Total other income	113,051	154,538
Net loss	$(258,281)	$(661,813)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,650,000	12,650,000
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.02)	$(0.04)
Basic and diluted, weighted average shares outstanding - Class B ordinary shares	3,162,500	3,162,500
Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	$(0.04)
The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as December 31, 2021 (audited)	—	$—	3,162,500	$316	$—	$(2,278,322)	$(2,278,006)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(41,453)	(41,453)
Net loss	—	—	—	—	—	(403,532)	(403,532)

Balance as of March 31, 2022 (unaudited)	—	$—	3,162,500	$316	$—	$(2,723,307)	$(2,722,991)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(113,029)	(113,029)
Net loss	—	—	—	—	—	(258,281)	(258,281)

Balance as of June 30, 2022 (unaudited)	—	$—	3,162,500	$316	$—	$(3,094,617)	$(3,094,301)
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
Note 1 - Organization, Business Operation and Liquidity
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
Following the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.25 per Unit for th
e 11,000,000 Units sold in the IPO in additional to a $742,500 Deposit in Advance from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $129,662,500 ($10.25 per Unit) was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to its public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redee
m 100% of the public shares if the Company does not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated the Company’s Business Combination within Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within Combination Period, with respect to such Class A ordinary shares so redeemed. The funds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders. As it is expected that we are and will continuously be considered a Dutch tax resident, any redemption proceeds (including interest income on the trust account) distributed to our shareholders in excess of the paid-up capital for
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

The Company has until 18 months from the closing of the Public Offering to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods
(
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
Note 2 - Significant Accounting Policies
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
in accordance with FASB ASC Topic 320 “
Investments-Debt and Equity Securities”.
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
Note 3 - Initial Public Offering
On December 14, 2021, the Company consummated its IPO of 11,000,000 Units at a purchase price of $10.00 per Unit. Each Unit was sold at a price of $10.00 and consists of one Class A ordinary share and one-third
of one redeemable warrant.
Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of
$11.50
per share, subject to adjustment (see Note 7). On December 15, 2021, the underwriters exercised their full over- allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were
 12,650,000 and generated gross proceeds of $126,500,000.
Following the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of
$10.25
per Unit for th
e 11,000,000 Units sold in the IPO in additional to a $742,500

Deposit in Advance from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option,
$129,662,500 ($10.25
per Unit) was placed in a Trust Account and will be invested only in U.S. government treasury obligations with a maturity o
f 185
days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invests only in direct U.S. government treasury obligations.
Note 4 - Private Placement
Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 4,700,000
Private Placement Warrant
s (5,195,000
Private Placement Warrants when the underwriters’ over-allotment option was fully exercised on December 15, 2021), each exercisable to purchas
e one Class A ordinary share at $11.50 per share, at a price of $1.50 per Unit. The sale of the Private Placement warrants in connection with the IPO and subsequent over-allotment option exercise generated gross proceeds of $7,792,500.
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

Note 5 - Related Party Transactions
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
Promissory Note - Related Party
On August 12, 2021, Forbion European Sponsor LLP agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing,
unsecured and were due at the earlier of December 31, 2021 or the closing of the Public Offering. The Company had outstanding borrowings of $0 and $0 under the promissory note as of June 30, 2022
 a
nd December 31, 2021.
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
Related Party Extension Loans
The Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the
t
rust
a
ccount, for each additional three-month period, $1,265,000, ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest
bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $

1.50 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the
t
rust
a
ccount to extend the time for the Company to complete a Business Combination.
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

Additionally, the Sponsor has agreed to pay an annual salary of $
25,000
 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related
to identifying, investigating, negotiating and completing the Business Combination as well. For the three and six
months ended
Ju
ne
30
, 2022
, the Company expensed $
18,699
and $
37,198
 for services rendered by the independent Board Members. At June 30, 2022 and December 31, 2021, the Company had accrued

$
18,699
 and $
3,699
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
In addition, pursuant to the registration and shareholder rights agreement, the
S
ponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for appointment to the Company’s board of directors, as long as the
s
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
—The

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
-Each
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
The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination
,
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
The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “
Description of Securities-Warrants -Public Shareholders’ Warrants-Redemption Procedures-Anti-dilution Adjustments”) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.
If the Company calls the Public Warrants for redemption as described above, it will have the option to require any holder that wishes to exercise its public warrant to do so on a “cashless basis.” In determining whether to require all holders to exercise their public warrants on a “cashless basis,” the Company will consider, among other factors, its cash position, the number of public warrants that are outstanding and the dilutive effect on shareholders of issuing the maximum number of Class A ordinary shares issuable upon the exercise of the Public Warrants. If the Company takes advantage of this option, all holders of Public Warrants would pay the exercise price by surrendering their public warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the
10-
day
average closing price as of the date on which the notice of redemption is sent to the holders of the warrants. If the Company takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. The Company believes this feature is an attractive option if it does not need the cash from the exercise of the warrants after the Business Combination. If the Company calls the warrants for redemption and does not take advantage of this option, the Sponsor and its permitted transferees would still be entitled to exercise their private placement warrants for cash or on a cashless basis using the same formula described above that other warrant holders would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis, as described in more detail below.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Forbion European Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements- Going Concern”, management has determined that we have and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about our ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 on Form 10-Q/A to the Form 10-Q originally filed on August 11, 2022 to be signed on its behalf by the undersigned hereunto duly authorized.

FORBION EUROPEAN ACQUISITION CORP.

Date: March 9, 2023	By:	/s/ Jasper Bos
	Name:	Jasper Bos
	Title:	Chief Executive Officer

	By:	/s/ Cyril Lesser
	Name:	Cyril Lesser
	Title:	Principal Financial and Chief Accounting Officer