Form 10-Q/A
period 2022-09-30
Forbion European Acquisition Corp.
filed 2023-03-10
CIK 1874495

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

EXPLANATORY NOTE
The Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2022 was initially filed with the Securities and Exchange Commission (the “Commission”) on November 10, 2022 (the “Original Form
10-Q”).
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

FORBION EUROPEAN ACQUISITION CORP.

Form 10-Q

For the Nine Months Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the period from August 9, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 and for the period from August 9, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from August 9, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION		29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	31
Item 6.	Exhibits	31

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FORBION EUROPEAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$456,995	$1,069,298
Prepaid expense	328,454	498,591

Total current assets	785,449	1,567,889
Prepaid expenses– non-current portion	—	209,052
Cash and securities held in trust account	130,419,763	129,669,409

Total assets	$131,205,212	$131,446,350

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$626,341	$316,651
Due to related party	49,110	10,796

Total current liabilities	675,451	327,447
Deferred underwriting commissions	3,727,500	3,727,500

Total liabilities	4,402,951	4,054,947

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 12,650,000 shares at redemption value of approximately $10.31 and $10.25 at September 30, 2022 and December 31, 2021, respectively	130,419,763	129,669,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no ne outstanding (excluding 12,650,000 shares subject to possible redemption issued) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	316	316
Additional paid-in capital	—	—
Accumulated deficit	(3,617,818)	(2,278,322)

Total shareholders’ deficit	(3,617,502)	(2,278,006)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$131,205,212	$131,446,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the period
			from August 9,
	Three Months	Nine Months	2021 (inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2022	2022	2021
Operating costs	$523,264	$1,339,615	$10,741

Loss from operations	(523,264)	(1,339,615)	(10,741)
Other income
Interest earned from Trust Account	595,872	750,354	—
Bank interest income	63	119	—

Total other income	595,935	750,473	—
Net income (loss)	$72,671	$(589,142)	$(10,741)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,650,000	12,650,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.00	$(0.04)	$—
Basic and diluted, weighted average shares outstanding – Class B ordinary shares	3,162,500	3,162,500	2,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$(0.04)	$(0.00)
The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as December 31, 2021 (audited)	—	$—	3,162,500	$316	$—	$(2,278,322)	$(2,278,006)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(41,453)	(41,453)
Net loss	—	—	—	—	—	(403,532)	(403,532)

Balance as of March 31, 2022 (unaudited)	—	—	3,162,500	316	—	(2,723,307)	(2,722,991)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(113,029)	(113,029)
Net loss	—	—	—	—	—	(258,281)	(258,281)

Balance as of June 30, 2022 (unaudited)	—	—	3,162,500	316	—	(3,094,617)	(3,094,301)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(595,872)	(595,872)
Net loss	—	—	—	—	—	72,671	72,671
Balance as of September 30, 2022 (unaudited)	—	$—	3,162,500	$316	$—	$(3,617,818)	$(3,617,502)

FOR THE PERIOD FROM AUGUST 9, 2021 (INCEPTION) THROUGH SEPTEMBER 31, 2021

	Class A		Class B		Additional
	Ordinary Share		Ordinary Share		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as August 9, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	3,162,500	316	24,684	—	25,000
Net loss	—	—	—	—	—	(10,741)	(10,741)

Balance as of September 30, 2021 (unaudited)	—	$—	3,162,500	$316	$24,684	$(10,741)	$14,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	For the period from
	Ended	August 9, 2021
	September 30,	(inception) through
	2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(589,142)	$(10,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor		6,941
Interest earned on cash and marketable securities held in Trust Account	(750,354)	—
Changes in operating assets and liabilities:
Prepaid expenses	379,189	—
Accrued offering costs and expenses	309,690	3,800
Due to related party	38,314	—

Net cash used in operating activities	(612,303)	—

Net change in cash	(612,303)	—
Cash, beginning of the period	1,069,298	—

Cash, end of the period	$456,995	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,059

Deferred offering costs included in accrued offerings costs and expenses	$—	$336,556

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
Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes
,

if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account
(1)
 to the Company, until the completion of the initial Business Combination, or
(2)
 to its public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem
100
% of the public shares if the Company does not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated the Company’s Business Combination within Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within Combination Period, with respect to such Class A ordinary shares so redeemed. The funds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders. As it is expected that we are and will continuously be considered a Dutch tax resident, any redemption proceeds (including interest income on the trust account) distributed to our shareholders in excess of the paid-up capital for
Dutch tax purposes may be subject to
15
% Dutch dividend withholding tax.
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
The Company follows the guidance in ASC
820
, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period,
and non-financial assets
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

Account consisted of $
644
 in cash and $
130,419,119
in U.S. Treasury Securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of $
1,485
cash and $
129,667,924
in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on September 15, 2022. The Company classified its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities”.
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
The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities at September 30, 2022 and December 31, 2021 are as follows:

1
1

	Carrying	Quoted Prices
	Value as of	in Active	Gross
	September 30,	Markets	Unrealized
	2022	(Level 1)	Gains
U.S. Treasury Securities	$130,419,119	$130,537,313	$118,194
Cash	644	—	—

	$130,419,763	$130,537,313	$118,194

	Carrying	Quoted Prices
	Value as of	in Active	Gross
	December 31,	Markets	Unrealized
	2021	(Level 1)	Losses
U.S. Treasury Securities	$129,667,924	$129,665,154	$(2,770)
Cash	1,485	—	—

	$129,669,409	$129,665,154	$(2,770)

Concentration of Credit Risk
Financial

instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $
250,000
. The Company has not experienced losses on these accounts.
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

1
2

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

2021:

	For the three months ended		For the nine months ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$58,137	$14,534	$(471,314)	$(117,828)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	12,650,000	3,162,500	12,650,000	3,162,500

Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.04)	$(0.04)

	For the period from August 9,
	2021 (inception) through
	September 30, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(10,741)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	—	2,750,000

Basic and diluted net loss per share	$—	$(0.00)

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
12
,
2021
, Forbion European Sponsor LLP paid $
25,000
, or approximately $
0.009
 per share, to cover certain offering costs in consideration for
2,875,000
 Class B ordinary shares (the “Founder Shares”), par value $
0.0001
. On November
23
,
2021
, Forbion European Sponsor LLP transferred
2,875,000
 Class B ordinary shares to the Sponsor in exchange for $
25,000
, or approximately $
0.009
 per share. On December
9
,
2021
, the Company issued
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
Related Party Extension Loans
The Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account, for each additional three-month period, $1,265,000, ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest
bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted

u
pon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Private Placement Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.
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

1
9

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

Following the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.25 per Unit for the 11,000,000 Units sold in the IPO in additional to a $742,500 Deposit in Advance from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021. Following the closing of the IPO and the exercise of the underwriters’ full over- allotment option, $129,662,500 ($10.25 per Unit) was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay its income taxes, if any, our amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to us, until the completion of the initial Business Combination, or (2) to our public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if we do not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if we have not consummated our Business Combination within Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within Combination Period, with respect to such Class A ordinary shares so redeemed. The funds held in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders. As it is expected that we are and will continuously be considered a Dutch tax resident, any redemption proceeds (including interest income on the trust account) distributed to our shareholders in excess of the paid-up capital for Dutch tax purposes may be subject to 15% Dutch dividend withholding tax.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC205-40, Presentation of Financial Statements— Going Concern”, management has determined that we have and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about our ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to associated reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception with respect to our taxable year ended December 31, 2021 (see the section of our IPO prospectus captioned “Taxation —United States Federal Income Tax Considerations —Passive Foreign Investment Company Rules”). In order to qualify for the start-up exception, we must complete a business combination before 2023 and we must not be a PFIC for our taxable years ending December 31, 2022 and December 31, 2023. In addition, even if our business combination is completed before 2023, it is possible that the start-up exception will not be available due to the structure or timing of our business combination, which is not yet final. If the completion of a business combination does not occur until after December 31, 2022, the start-up exception will not apply. If we do not qualify for the start-up exception, then we would be a PFIC for our taxable year ended December 31, 2021 and, based on the expected composition of our income and assets, our current taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, if applicable, potentially not until after the end of the second taxable year following our 2021 taxable year). A U.S. shareholder (but not warrant holder) may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by making a timely “qualified electing fund” (“QEF”) election with respect to our Class A ordinary shares to include in income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. Upon request, we will endeavor to provide to a U.S. investor a PFIC Annual Information Statement (which we may post on our website) in order to enable the U.S. investor to make and maintain a QEF election. However, there can be no assurance that we will timely provide the required information to make a QEF election for any taxable year, and such election would be unavailable with respect to our warrants in all cases. U.S. investors should consult their tax advisers regarding the possible application of the PFIC rules, and the advisability of making timely QEF elections for the first taxable year of their ownership of our Class A ordinary shares. For a more detailed explanation of the tax consequences of PFIC classification to U.S. investors, see the section of our IPO prospectus captioned “Taxation — United States Federal Income Tax Considerations —Passive Foreign Investment Company Rules.”

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 on Form 10-Q/A to the Form 10-Q originally filed on November 10, 2022 to be signed on its behalf by the undersigned hereunto duly authorized.

FORBION EUROPEAN ACQUISITION CORP.

Date: March 9, 2023	By:	/s/ Jasper Bos
	Name:	Jasper Bos
	Title:	Chief Executive Officer

	By:	/s/ Cyril Lesser
	Name:	Cyril Lesser
	Title:	Principal Financial and Chief Accounting Officer