Form 10-K
period 2022-12-31
Forbion European Acquisition Corp.
filed 2023-03-30
CIK 1874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
As of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) the aggregate market value of the Registrant’s Class A ordinary shares held by non-affiliates
was $106,500,000 (based on the closing price of $10.00 per share on such date reported on Nasdaq). Solely for the purposes of this report, 2,000,000 Class A ordinary shares held by Forbion Growth Opportunities Fund I Cooperatief U.A. have been excluded because such person may be deemed to be an affiliate.
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

“Nasdaq” are to the Nasdaq Global Market;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

•

our ability to consummate an initial business combination due to uncertainty resulting from changes in geopolitical conditions and global economic uncertainty, including as a result of the ongoing impact of the COVID-19 pandemic, the conflict between Russia and Ukraine and other macroeconomic factors, including the impact thereof on the status of debt and equity markets;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; and

•	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report and other risks and uncertainties described from time to time in filings made with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination.

Our sponsor is Forbion Growth Sponsor FEAC I B.V. (the “sponsor”). Our sponsor is part of the Forbion group, a life sciences specialist venture fund manager with headquarters in Naarden, the Netherlands, and offices in Munich, Germany, and Singapore (“Forbion”). Forbion has established itself as one of the leading brands within the European life sciences industry, supported by a successful track record and strong reputation with co-investors, entrepreneurs, and large pharmaceutical companies. With 46 employees and a large network of dedicated advisors, Forbion boasts one of the largest teams of specialist investors in Europe, combining investment expertise in private and public markets with hands-on operational expertise in drug development, clinical development, and commercialization. With direct access to the expertise of Forbion, we intend to draw upon Forbion’s broad experience, network, and team-based, multidisciplinary investment process to optimize the sourcing, evaluation, and growth acceleration of prospective target companies. We believe that access to the Forbion network would enable the members of our management team to find high-quality investment opportunities and achieve liquidity in such investments.

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

On December 14, 2021, we completed our IPO of 11,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $110,000,000. Each unit consists of one Class A ordinary shares, par value $0.0001 per share, and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional units available to them. The aggregate amount of units sold in our IPO and subsequent exercise of the over-allotment option was 12,650,000 and generated gross proceeds of $126,500,000.

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

The Company is effectively managed in the Netherlands, and consequently, the Company is considered a Dutch tax resident under Dutch tax law. This means, inter alia, that the Company is subject to Dutch corporate income tax on its worldwide net income (main rate: 25.8% in 2022) and that the Company is generally required to withhold Dutch dividend withholding tax at a rate of 15% from dividends distributed by it, subject to possible relief under Dutch domestic law, the Treaty on the Functioning of the European Union or an applicable Dutch income tax treaty depending on a particular public shareholder’s individual circumstances. Further, certain specific Dutch tax rules may apply to the Company and its public shareholders based on their individual circumstances.

In 2022, the Company realized a loss for Dutch corporate income tax purposes pursuant to which no Dutch corporate income tax will be due with respect to the year ended December 31, 2022.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the United States Securities and Exchange Commission (the “SEC”) subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirements, or we may decide to seek shareholder approval for business or other reasons.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on the Nasdaq, we are required to comply with the Nasdaq rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 4,743,750, or 37.5% (assuming all issued and outstanding shares are voted) of the 12,650,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. In the event that Forbion Cooperatief (who is affiliated with our sponsor) votes its shares in favor of our initial business combination, a smaller portion of affirmative votes from other public shareholders would be required to approve our initial business combination. Forbion Cooperatief may have different interests with respect to a vote on an initial business combination than other public shareholders. Assuming Forbion Cooperatief votes all of its 2,000,000 public shares in favor of approval of our initial business combination, we would need 2,743,750, or 21.7% (assuming all outstanding shares are voted), of the 12,650,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, subject to our sponsor depositing additional funds in the trust account, as described in more detail herein under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and

•	other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination).

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the funds held in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.25 (assuming the period of time to consummate an initial business combination is not extended as provided for herein). The proceeds funds held in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.25. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. UBS Securities LLC and Kempen & Co. USA, Inc. have not executed an agreement with us waiving such claims to the monies held in the trust account in connection with our initial public offering. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We may be subject to an excise tax under the newly enacted Inflation Reduction Act of 2022 in connection with redemptions of our Class A Ordinary Shares in certain circumstances.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into U.S. federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Treasury and the Internal Revenue Service recently have issued preliminary guidance regarding the application of this excise tax, but there can be no assurance that this guidance will be finally adopted in its current form.

In the event the Company were to redomicile to the United States, any redemption or other repurchase that occurs in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. However, even if the Company were to redomicile to the United States, whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

We may reincorporate, or merge with the target or another entity located, in another jurisdiction in connection with our initial business combination and such transaction may result in taxes imposed on shareholders or warrant holders. Pending any such reincorporation or merger, it is expected that our company is and will continue to be considered a Dutch tax resident entity, which may have consequences relating to USD/EUR exchange rates.

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

We believe that we were a passive foreign investment company (a “PFIC”) for our 2021 and 2022 taxable years, and we may also be a PFIC for our current taxable year, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. We believe that we did not qualify for the PFIC “start-up exception” (as described in our IPO prospectus under the caption “Taxation—United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules”) for our taxable year ended December 31, 2021. Therefore, we believe that we were a PFIC for our 2021 and 2022 taxable years. In addition, even if our business combination is completed during our current taxable year, it is possible that we will be a PFIC for our current taxable year depending on the timing and structure of the business combination and the nature of the income, assets and activities of the company with which we combine, the details of which are currently uncertain. If we are a PFIC during any taxable year during which a U.S. investor owns our Class A ordinary shares or warrants, we will generally continue to be treated as a PFIC with respect to such U.S. investor’s Class A ordinary shares or warrants even if we are not a PFIC for any subsequent taxable year, unless the U.S. investor makes a “deemed sale” election.

A U.S. shareholder (but not warrant holder) that made a timely “qualified electing fund” (“QEF”) election with respect to our Class A ordinary shares may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by including in its income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. We provided a PFIC annual information statement in order to enable our U.S. shareholders to make and maintain QEF elections with respect to our 2021 taxable year, and we will endeavor to provide such statement with respect to our 2022 taxable year (which we may post on our website) upon request. However, there can be no assurance that we will timely provide the required information to make a QEF election, and such election would be unavailable with respect to our warrants in all cases.

We urge U.S. investors to consult their tax advisors regarding the application of the PFIC rules, and the availability, advisability and consequences of making any election that may be available under the PFIC rules (including the possible combination of a “deemed sale” and QEF election with respect to our Class A ordinary shares, if a timely QEF election had not been made previously). For a more detailed explanation of these and other elections, as well as other aspects of the PFIC rules, see the section of our IPO prospectus captioned “Taxation —United States Federal Income Tax Considerations —Passive Foreign Investment Company Rules.”

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. See the section in our IPO prospectus titled “Taxation-United States Federal Income Tax Considerations” for a summary of material U.S. federal income tax considerations of an investment in our securities. Prospective investors should consult their tax advisers with respect to the tax consequences of owning and disposing of our securities.

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

Risks Relating To Our Search For, And Consummation Of Or Inability To Consummate, A Business Combination

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

In addition, in connection with our assessment of going concern considerations in accordance with FASB ASC205-40, Presentation of Financial Statements—Going Concern”, management has determined that we have and will continue to incur significant costs in pursuit of an initial business combination, which raises substantial doubt about our ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Moreover, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Please see the section entitled “Item 1. Business—Effecting Our Initial Business Combination—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by changes in geopolitical conditions and global economic uncertainty, including as a result of the ongoing impact of the COVID-19 pandemic, the conflict between Russia and Ukraine and other macroeconomic factors, including the impact thereof on the status of debt and equity markets.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, is directly and indirectly affected by global macroeconomic and geopolitical conditions and the effect thereof on the industries and markets in which we, and any target business with which we ultimately consummate a business combination, operate. The outlook for the global economy over the medium term remains uncertain due to a number of factors, including high inflation, rising interest rates, supply chain disruption, the Russian invasion of Ukraine, the ongoing impact of the COVID-19 pandemic, geopolitical tensions and trade barriers. In addition, we are exposed to risks arising out of terrorist attacks, natural disasters, unfavorable political, military or diplomatic events, including armed conflict (including the Russian invasion of Ukraine and related consequences for geopolitical stability, energy supply and prices, and cross-border financial transactions, including as a result of economic sanctions), pandemics and widespread public health crises (including the COVID-19 pandemic and any future pandemics), and the responses to them by governments and markets. Any of these events could materially and adversely affect, directly or indirectly, economies and financial markets worldwide, business operations and the conduct of commerce generally, the business of any potential target business with which we consummate a business combination and our ability to consummate a business combination, including if such events limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors and services provides are unavailable to negotiate and consummate a transaction in a timely manner.

The Russian invasion of Ukraine has had an immediate impact on the global economy resulting in higher energy prices and higher inflation with significant disruption to financial markets and supply chains for certain goods and services. Further, in connection with Russia’s invasion of Ukraine, the EU, the United States, and certain other governments around the world have responded by imposing various economic sanctions which restrict or prohibit certain business opportunities in Russia and Ukraine. The conflict has continued to escalate without any resolution foreseeable in the near future. The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s invasion of Ukraine, including the potential effects of sanctions limitations, possibility of counter-sanctions, retaliatory cyber-attacks on the world economy and markets, further disruptions to global supply chains and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business.

Our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by any of the events described above, including as a result of increased market volatility and decreased market liquidity, and third-party financing being unavailable on terms acceptable to us or at all.

Finally, any of the events described above, including the ongoing impact of the COVID-19 pandemic and the conflict between Russia and Ukraine, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

We may not be able to find a suitable target business and consummate an initial business combination within 18 months after the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, subject to our sponsor depositing additional funds in the trust account, as described in more detail herein under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the events described in “-Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by changes in geopolitical conditions and global economic uncertainty, including as a result of the ongoing impact of the COVID-19 pandemic, the conflict between Russia and Ukraine and other macroeconomic factors, including the impact thereof on the status of debt and equity markets” herein could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the events described in “-Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by changes in geopolitical conditions and global economic uncertainty, including as a result of the ongoing impact of the COVID-19 pandemic, the conflict between Russia and Ukraine and other macroeconomic factors, including the impact thereof on the status of debt and equity markets” herein , including terrorist attacks, the current armed conflict between Russia and Ukraine, natural disasters, the ongoing COVID-19 pandemic or a significant outbreak of other infectious diseases, may negatively impact businesses we may seek to acquire. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the current armed conflict between Russia and Ukraine (including any further escalation thereof) could lead to disruption, instability and volatility in the global markets. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and any withholding tax), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.25 per public share, or less than $10.25 per public share (assuming we do not extend the period of time to consummate a business combination beyond 18 months), on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

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

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately-negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Effecting Our Initial Business Combination—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances (assuming we do not extend the period of time to consummate a business combination beyond 18 months), on the liquidation of our trust account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination, subject to our sponsor depositing additional funds in the trust account, as described in more detail herein under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans.

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

In the event that our offering expenses exceed our estimate of $620,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, its affiliates or members of our management team the amount of funds we hold outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $620,000, the amount of funds we hold outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.25 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

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

Notwithstanding the foregoing, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs like our company could become subject to regulation under the Investment Company Act. The SEC’s proposed rules would provide a safe harbor for companies like our company from the definition of “investment company” under Section 3 (a) (1) (A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. The SEC has indicated that it believes that there are serious questions concerning the applicability of the Investment Company Act to special purpose acquisition companies, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made in the future that we have been operating as an unregistered investment company. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto. It is also possible that the investment of funds from the IPO during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash.

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

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

We are not required to obtain an opinion from an independent accounting or investment banking firm and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described in this Annual Report in the section titled “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Item 1. Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our sponsor is controlled by, and has substantial ties with, non-U.S. persons domiciled principally in The Netherlands. Acquisitions and investments by non-U.S. Persons in certain U.S. business may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to, amongst other things, critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. For so long as our Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of any U.S. business of the combined company if we proceed without first obtaining CFIUS clearance. These potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of our shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our IPO and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors or to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor beneficially owns 3,162,500 Class B ordinary shares as of the date of this Annual Report, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

We have identified material weaknesses in our internal control over financial reporting, and if we fail to establish and maintain effective internal controls over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations, prevent fraud and/or file our periodic reports in a timely manner, and eventually consummate an initial business combination.

In conjunction with the audit of our consolidated financial statements, we have identified a material weakness in our internal control over financial reporting as of December 31, 2022, which is described below. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified principally relates to (i) an inadvertent discrepancy between the description of our private placement warrants in the notes to our financial statements in our Form 10-K for the year ended December 31, 2021 and our Forms 10-Q for the three month periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (the “Forms 10-Q”) and in the underlying warrant agreement, and (ii) the inadvertent omission of the signatures of our principal financial officer and principal accounting officer in our Forms 10-Q. This material weakness did not result in a material misstatement to our consolidated financial statements included herein.

While we already have processes in place to ensure that our periodic reports satisfy the applicable reporting and compliance requirements, we will continue to enhance and invest in accounting resources and processes necessary to comply with the reporting and compliance requirements of a public company and include a greater level of supervision needed in relation to our disclosure controls and procedures.

During the documenting and testing of our internal control procedures, in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, we may identify other weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could, in turn, limit our access to capital markets and negatively impact our ability to consummate a business combination. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from Nasdaq, regulatory investigations and civil or criminal sanctions.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an “emerging growth company” as such term is defined in the JOBS

Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination. See “-We have identified material weaknesses in our internal control over financial reporting, and if we fail to establish and maintain effective internal controls over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations, prevent fraud and/or file our periodic reports in a timely manner, and eventually consummate an initial business combination.”

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

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded to our Class A ordinary shares;

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

We have offered our units at an offering price of $10.00 per unit in our IPO and the amount held in our trust account is $129,662,500, or $10.25 per public share, implying an initial value of $10.25 per public share. However, prior to our IPO, Forbion European Sponsor LLP paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.009 per share and on November 23, 2021, our sponsor purchased all founder shares from Forbion European Sponsor LLP for the same amount. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $124,535,000, which is the amount we would have for our initial business combination in the trust account after payment of $3,727,500 of deferred underwriting commissions, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption Procedures-Anti-dilution Adjustments” in Exhibit 4.1) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (as defined in the warrant agreement) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in Exhibit 4.1 in the section titled “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of public warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business—Effecting Our Initial Business Combination -Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement entered into concurrently with our IPO, our sponsor, upon and following consummation of an initial business combination, are entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Annual Report entitled “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Registration and Shareholder Rights.”

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see the section in this Annual Report titled “Item 10. Directors, Executive Officers and Corporate Governance-Directors and Executive Officers.”

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections in this Annual Report titled “Item 10. Directors, Executive Officers and Corporate Governance-Directors and Executive Officers,” “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

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

(b) Holders

On March 21, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of our Class B ordinary shares and two holders of record of our warrants.

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

The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If we do not complete a business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, subject to our sponsor depositing additional funds in the trust account, as described in more detail herein under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on August 9, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”).

Our sponsor is Forbion Growth Sponsor FEAC I B.V., a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our IPO was declared effective on December 9, 2021. On December 14, 2021, we consummated the IPO of 11,000,000 units (or 12,650,000 units if the underwriters’ over-allotment option is exercised in full) at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment option exercise were 12,650,000 and generated gross proceeds of $126,500,000.

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

On December 15, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 1,650,000 Units for additional gross proceeds of $16,500,000. Simultaneously with the exercise of the over-allotment option, the Sponsor purchased an additional 495,000 Private Placement Warrants for additional gross proceeds of $742,500, which were deposited into the Trust Account.

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

Following the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”). This amount was comprised of $10.25 per Unit for the 11,000,000 Units sold in the IPO in addition to a $742,500 Deposit in Advance from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $129,662,500 ($10.25 per Unit) was held in the Trust Account and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay its income taxes, if any, our amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to us, until the completion of the initial Business Combination, or (2) to our public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if we do not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if we have not consummated our Business Combination within Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within Combination Period, with respect to such Class A ordinary shares so redeemed. The funds held in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders. As it is expected that we are and will continuously be considered a Dutch tax resident, any redemption proceeds (including interest income on the trust account) distributed to our shareholders in excess of the paid-up capital for Dutch tax purposes may be subject to 15% Dutch dividend withholding tax.

We will provide holders (the “Public Shareholders”) of our Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements.

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

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from August 9, 2021 (inception) through December 31, 2022 relates to our formation, IPO and identifying a business combination target. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $30,726, which consisted of interest income of $1,861,925 and bank interest income of $222, offset by operating costs of $1,831,421.

For the period from August 9, 2021 (inception) to December 31, 2021, we had a net loss of $225,437, which consisted of formation and operating costs of $232,346, offset by interest income of $6,909.

Liquidity and Capital Resources

Our liquidity needs up to December 14, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 of the Financial Statements) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. At December 31, 2022, we had $314,151 in our operating bank account and a working capital deficit of $381,705, which mainly consisted of the portion of proceeds of the sale of the Private Placement Warrants not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide our Working Capital Loans, as defined below (see Note 5 of the Financial Statements). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

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

Further, management has determined that if we are unable to complete a Business Combination by June 14, 2023 (the “Combination Period”), then we will cease all operations except for the purpose of liquidating. However, we may, by resolution of our board of directors if requested by our sponsor, extend the Combination Period two times by an additional three months each time (for a total of up to 24 months to complete a Business Combination), subject to the sponsor depositing additional funds into the trust account as further described herein. The date for mandatory liquidation and subsequent dissolution as well as our liquidity condition raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties and Factors That May Adversely Affect our Results of Operations

Management is currently evaluating the impact of the current global economic uncertainty, the COVID-19 pandemic, rising interest rates, rising inflation, increases in energy prices, supply chain disruptions and the Russia-Ukraine armed conflict (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

Promissory Note — Related Party

On August 12, 2021, Forbion European Sponsor LLP agreed to loan us up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Public Offering. The loan was repaid out of the offering proceeds not held in the Trust Account. There were no outstanding balances under the promissory note as of December 31, 2022 and 2021.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan our funds as may be required (“Working Capital Loans”). If we complete the initial Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. We may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, we had no borrowings under the Working Capital Loans.

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

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the year ended December 31, 2022, the Company expensed $120,000 in administrative support services. For the period from August 9, 2021 (inception) through December 31, 2021, the Company expensed $7,097 in administrative support services. At December 31, 2022 and 2021, the Company had accrued $30,000 and $7,097, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the balance sheets.

Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing the Business Combination as well. For the year ended December 31, 2022, the Company expensed $75,000 for services rendered by the independent Board Members. For the period from August 9, 2021 (inception) through December 31, 2021, the Company expensed $3,699 for the services rendered by the independent Board Members. At December 31, 2022 and 2021, the Company had accrued approximately $18,904 and $3,699, respectively, in compensation expense to the independent board members which are included in due to related party on the balance sheets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than the deferred commission fees, legal fees and related party payables of $3,727,500, $581,265 and $48,904, respectively, payable upon the consummation of a business combination.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. We have identified the following as our critical accounting policies and estimates.

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 12,650,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU Topic 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

In conjunction with the audit of our consolidated financial statements, we have identified a material weakness in our internal control over financial reporting as of December 31, 2022, which is described below. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified principally relates to (i) an inadvertent discrepancy between the description of our private placement warrants in the notes to our financial statements in our Form 10-K for the year ended December 31, 2021 and our Forms 10-Q for the three month periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (the “Forms 10-Q”) and in the underlying warrant agreement, and (ii) the inadvertent omission of the signatures of our principal financial officer and principal accounting officer in our Forms 10-Q. This material weakness did not result in a material misstatement to our consolidated financial statements included herein.

While we already have processes in place to ensure that our periodic reports satisfy the applicable reporting and compliance requirements, we will continue to enhance and invest in accounting resources and processes necessary to comply with the reporting and compliance requirements of a public company and include a greater level of supervision needed in relation to our disclosure controls and procedures.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process of our financial statements and accompanying notes and exhibits to ensure that the disclosure contained therein is accurate, complete and properly supported by underlying information and agreements.

This Annual Report on Form 10-K does not include an attestation report with respect to the effectiveness of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Jasper Bos	47	Chief Executive Officer
Cyril Lesser	46	Chief Financial Officer
Sander Slootweg	53	Director
Wouter Joustra	34	Director
Philip Astley-Sparke	51	Director
Hilde Steineger	57	Director
Ton Logtenberg	64	Director

Jasper Bos, Ph.D., our Chief Executive Officer, is a former Merck executive and joined Forbion Growth as a General Partner in May 2021. Before joining Forbion’s Naarden-based headquarters, Jasper was Senior Vice President and Managing Director at M Ventures, leading the venture capital arm of pharmaceutical company Merck, which he joined in 2009. At M Ventures, he led a team of 21 investment professionals and with a fund size of €400 million invested in over 50 portfolio companies spanning biotech, life sciences tools, and tech companies with investment activities ranging from seed-stage to cross-over and IPO. In addition, as Country Speaker Merck Netherlands, he assumed responsibility and liaised between all Merck activities in the Netherlands. His track record as an investor includes the successful exits of Prexton Therapeutics, Epitherapeutics, Galecto, ObsEva, Translate Bio, and F-Star, and has served on multiple boards of privately-owned biotech companies. He has experience in several operational roles in portfolio companies and played a key role in the creation of multiple successful spin-out companies out of Merck. Jasper holds a Ph.D. in Pharmacy from the University of Groningen, the Netherlands.

Cyril Lesser, our Chief Financial Officer, joined Forbion in 2009 as a Controller. Prior to joining Forbion, Cyril was a Senior Account Manager at a trust office where he was responsible for a team dealing with the accounting, financial and tax aspects of several companies. Cyril holds a M.Sc. in International Financial Economics from the University of Amsterdam and a M.Sc. in Fiscal Law from the Free University of Amsterdam, The Netherlands.

Sander Slootweg, who is a non-independent member of our board of directors, is the Managing Partner and Co-Founder of Forbion. In addition to his leading role in the investment team and the portfolio, he is responsible for fundraising, investor and public relations. On the portfolio management side, he currently serves on the boards of portfolio companies NewAmsterdam Pharma (Chair, NAMS), Azafaros, Replimune (REPL), NorthSea (Chair), Xention and Oxyrane. Significant transactions for which Sander was responsible include Dezima Pharma, acquired by Amgen in 2015 for up to $1.55 billion, and Biovex, sold to Amgen in March of 2011 for up to $1 billion. In recent years, Sander has also served on the boards of Ario Pharma, Pulmagen, Fovea (sold to Sanofi in 2009), uniQure (QURE, IPO on Nasdaq in 2014), Argenta (sold to Galapagos in 2010), Alantos Pharmaceuticals, Inc. (sold to Amgen in 2007), Impella (sold to Abiomed in 2005), Pieris (IPO on Nasdaq in 2015) and has acted as the Chairman of the Board of AMT (IPO on Euronext in 2007). Before co-founding Forbion, he was an Investment Director at ABN AMRO Capital Life Sciences. His other activities at ABN AMRO included buy-out/growth equities at ABN AMRO Capital, Equity Capital Markets Syndications and Financial Institutions Relationship Management Latin America. Sander holds degrees in Business and Financial Economics from the Free University of Amsterdam and Business Administration from Nyenrode University, The Netherlands.

Wouter Joustra, who is a non-independent member of our board of directors, joined Forbion in 2019 as a partner, currently serving as a General Partner for the Forbion Growth Fund. At Forbion, Mr. Joustra is responsible for deal origination, general portfolio management and divestment strategies, and focuses on Forbion’s Growth Opportunities Funds, which principally invests in late-stage life sciences companies. Previously Mr. Joustra was a Senior Trader as well as Executive Board member of the Life Sciences & Healthcare Franchise at Kempen, a European boutique investment bank. In this role, Mr. Joustra managed Kempen’s trading portfolio and was involved in deal structuring, equity capital markets transactions as well as larger block trades. Before Gyroscope Therapeutics was acquired by Novartis, Mr. Joustra served as a member of Gyroscope Therapeutics’ board of directors. Mr. Joustra currently serves as a board member of VectivBio (NASDAQ: VECT) and holds a position as a board observer at NewAmsterdam Pharma N.V. (NASDAQ: NAMS). Mr. Joustra holds an M.Sc. in Business Administration from the University of Groningen and a B.Sc. in International Business and Management from the same university.

Philip Astley-Sparke, who is an independent non-executive member of our board of directors, is a co-founder of Replimune Group Inc. (REPL) and has served as a member of the Board since the company’s formation in 2015 and served as Chief Executive Officer since January 2020. Previously, Philip served as Replimune’s Executive Chairman from 2015 to January 2020. From 2016 until June 2021, Philip served as Chairman of uniQure N.V. (QURE), a Nasdaq listed gene therapy company. From 2013 to 2015, Mr. Astley Sparke served as uniQure N.V.’s President of United States operations, where he established its United States infrastructure. Philip served as Vice President and General Manager at Amgen, Inc. until December 2011, following Amgen Inc.’s acquisition of BioVex Group, Inc. in March 2011. Philip was previously President and Chief Executive Officer of BioVex Group, Inc. Prior to BioVex Group, Inc., Philip was a healthcare investment banker at Chase H&Q and qualified as a Chartered Accountant with Arthur Andersen LLP. Philip previously served as Chairman of the board of directors of Oxyrane Limited, a biotechnology company, from 2012 to 2020. Philip received a B.Sc. in Cellular and Molecular Pathology from Bristol University.

Hilde Steineger, Ph.D., who is an independent non-executive member of our board of directors, is Chief Executive Officer at Staten Biotechnology B.V. and Chief Operating Officer and Co-founder of NorthSea Therapeutics B.V. Dr. Steineger previously served as Head of Strategic Innovation Management in Nutrition & Health Division of BASF (BASF), and as Head of Global Omega-3 Innovation Management at Pronova BioPharma ASA (PRON), from 2013 to 2015. From 2007 to 2010, Dr. Steineger was Head of Investor Relations and subsequently Vice President Business Development at Pronova BioPharma from 2010 to 2013. She has previously held positions as Senior Associate with Neomed Management and as an equity analyst at Nordea Securities. Dr. Steineger served as a board member of Strongbridge BioPharma PLC (SBBP) from 2013 to 2021 and has previously served as a member of the board of directors of Nordic Nanovector ASA, PCI Biotech AS (PCIB), Algeta ASA, Afiew AS, Weifa AS, Inven2 AS, Alertis AS, Clavis Pharma ASA and Biotech Pharmacon ASA. Dr. Steineger holds a Ph.D. in Medical Biochemistry from University of Oslo and an M.Sc. in Molecular Biology/Biotechnology.

Ton Logtenberg, Ph.D., who is an independent non-executive member of our board of directors, is a co-founder of Crucell N.V. (CRXL), where he served as the Chief Scientific Officer from 2000-2003 and a founder of Merus N.V. (MRUS), where he served as the CEO since 2003 and post IPO, from 2016-2020 as the President, CEO and Principal Financial Officer. In 2022, Ton co-founded Gyes B.V. and since then serves as the company’s Chief Executive Officer. Ton has extensive experience in founding biotech companies and taking them from start-up to public listing on the Nasdaq and Euronext exchanges. Since 2021, Ton is a non-executive director and Chairman of the Board of Synox Therapeutics Ltd. and Mestag Therapeutics Ltd. Ton holds a M.Sc. in Medical Biology and a Ph.D. in Molecular Immunology from the University of Utrecht, The Netherlands.

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

Committees of the Board of Directors

Pursuant to Nasdaq listing rules, we have three standing committees—an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating committee, each comprised of independent directors. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its IPO is permitted to phase in its compliance with the independent committee requirements. We do not rely on the phase-in schedules set forth in Nasdaq listing rule 5615(b)(1).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Sander Slootweg	Replimune Group Inc. NewAmsterdam Pharma Company N.V. NorthSea Therapeutics B.V. Azafaros B.V. Oxyrane UK Ltd	Biotechnology Biotechnology Biotechnology Biotechnology	Director Director, Board Chairman Director, Board Chairman Director Director

Wouter Joustra	Vectiv Bio New Amsterdam Pharma Company N.V.	Biotechnology Biotechnology	Director Board observer

Philip Astley-Sparke	Replimune Group Inc.	Biotechnology	Co-founder, Director, Chief Executive Officer

Hilde Steineger	Staten Biotechnology B.V. NorthSea Therapeutics B.V.	Biotechnology Biotechnology	Chief Executive Officer Co-founder, Chief Operating Officer

Ton Logtenberg	SynOx Therapeutics Ltd Merus N.V.	Biotechnology Biotechnology	Director, Board Chairman Founder, Chief Executive Officer

	Gyes B.V.	Biotechnology	Founder, Chief Executive Officer

	Mestag Therapeutics Ltd.	Biotechnology	Director, Board Chairman

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 29, 2023, with respect to our ordinary shares held by:

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

Name and Address of Beneficial Owner(1)	Number of Class B Ordinary Shares Beneficially Owned(2)		Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Issued and Outstanding Ordinary Shares(3)
Five Percent Holders
Forbion Growth Sponsor FEAC I B.V. (our sponsor)(4)(5)	3,162,500		—	20.0%
Forbion Growth Opportunities Fund I Cooperatief U.A.	—	(5)	2,000,000	12.7	%(5)
Citadel(6)	—		1,075,058	6.79%
Highbridge(7)	—		893,152	5.6%
Directors, Executive Officers
Jasper Bos	—		—	—
Cyril Lesser	—		—	—
Sander Slootweg	—		—	—
Wouter Joustra	—		—	—
Philip Astley-Sparke	—		—	—
Hilde Steineger	—		—	—
Ton Logtenberg	—		—	—
All officers and directors as a group (7 individuals)	—		—	—

(1)	Unless otherwise noted, the business address of each of our shareholders is 4001 Kennett Pike, Suite 302 Wilmington, Delaware 19807.
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

(3)

The percentages reported herein are based upon 15,812,500 of our ordinary shares outstanding as of March 29, 2023, which is the sum of 12,650,000 of our Class A Ordinary Shares and 3,162,500 of our Class B Ordinary Shares (which will automatically convert into our Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described in Exhibit 4.1 “Description of Securities”). It excludes forward purchase shares that will only be issued, if at all, at the time of our initial business combination.

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
(6)

Based on information reported on a Schedule 13G/A filed on February 14, 2023 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin with respect to the Class A Ordinary Shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Each of Citadel Advisors, CAH and CGP may be deemed to beneficially own 1,075,000 shares. Citadel Securities may be deemed to beneficially own 58 shares. Each of CALC4 and CSGP may be deemed to beneficially own 58 shares. Mr. Griffin may be deemed to beneficially own 1,075,058 shares. Each of Citadel Advisors, CGP, Citadel Securities and CSGP is organized as a limited liability company under the laws of the State of Delaware. Each of CALC4 and CAH is organized as a limited partnership under the laws of the State of Delaware. Mr. Griffin is a U.S. citizen.

The address of each of such persons and entities is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

(7)

Based on information reported on a Schedule 13G filed on February 2, 2023 by Highbridge Capital Management, LLC, a Delaware limited liability company (“Highbridge”), Highbridge is the investment adviser to certain funds and accounts (the “Highbridge Funds”) with respect to the Class A Ordinary Shares directly held by the Highbridge Funds. The address of the business office of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

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

In addition, pursuant to the registration and shareholder rights agreement, our sponsor, upon and following consummation of an initial business combination, is entitled to nominate three individuals for appointment to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement.

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Simultaneously with the consummation of our IPO and full exercise of the over-allotment option by the underwriters, we consummated the private placement of 5,195,000 warrants in the aggregate to the sponsor, at a price of $1.50 per private placement warrant. The sale of the private placement warrants in connection with our IPO and subsequent over-allotment option exercise generated gross proceeds of $7,792,500. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders, (ii) may be exercised by the holders on a cashless basis, (iii) may not be redeemed by us and (iv) are entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

We have up to 18 months from the closing of our IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 24 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as further described below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on December 9, 2021, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account, for each three-month extension, $1,265,000 ($0.10 per unit) on or prior to the date of the applicable deadline, providing a total possible period of 24 months within which we can complete a business combination. Any such payment would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the lender’s option, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amounts into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will repay such loans only from any funds held outside of the trust account. In the event that we receive notice from our sponsor five business days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein under “Item 1—Redemption of Public Shares and Liquidation If No Initial Business Combination,” and then seek to dissolve and liquidate.

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

Audit Fees. During the year ended December 31, 2022 and the period from August 9, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $90,000 and $51,500 for the services Marcum performed in connection with the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees” above. These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the period from August 9, 2021 (inception) through December 31, 2021.

Tax Fees. During the year ended December 31, 2022 and the period from August 9, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and the period from August 21, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

* Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

FORBION EUROPEAN ACQUISITION CORP.

By:	/s/ Jasper Bos
Name: Jasper Bos
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name	Position	Date

/s/ Jasper Bos Jasper Bos	Chief Executive Officer (Principal Executive Officer)	March 30, 2023

/s/ Cyril Lesser Cyril Lesser	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023

/s/ Sander Slootweg Sander Slootweg	Director	March 30, 2023

/s/ Wouter Joustra Wouter Joustra	Director	March 30, 2023

/s/ Philip Astley-Sparke Philip Astley-Sparke	Director	March 30, 2023

/s/ Hilde Steineger Hilde Steineger	Director	March 30, 2023

/s/ Ton Logtenberg Ton Logtenberg	Director	March 30, 2023

FORBION EUROPEAN ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from August 9, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022 and for the Period from August 9, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from August 9, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Forbion European Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Forbion European Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022, and for the period from August 9, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 , and for the period from August 9, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
E
xplanatory Paragraph

– Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by June 14, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.

New York, NY
March 30, 2023

FORBION EUROPEAN ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$314,151	$1,069,298
Prepaid expense	197,653	498,591

Total current assets	511,804	1,567,889
Prepaid expenses– non-current portion	—	209,052
Cash and securities held in trust account	131,531,334	129,669,409

Total assets	$132,043,138	$131,446,350

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$844,605	$316,651
Due to related party	48,904	10,796

Total current liabilities	893,509	327,447
Deferred underwriting commissions	3,727,500	3,727,500

Total liabilities	4,621,009	4,054,947

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 12,650,000 shares at redemption value of approximately $10.40 and $10.25 at December 31, 2022 and 2021, respectively	131,531,334	129,669,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 12,650,000 shares subject to possible redemption issued) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding at December 31, 2022 and 2021	316	316
Additional paid-in capital	—	—
Accumulated deficit	(4,109,521)	(2,278,322)

Total shareholders’ deficit	(4,109,205)	(2,278,006)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$132,043,138	$131,446,350

The accompanying notes are an integral part of these financial statements.

FORBION EUROPEAN ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from August 9, 2021 (Inception) through December 31, 2021
Formation and operating costs	$1,831,421	$232,346

Loss from operations	$(1,831,421)	$(232,346)

Other income
Bank Interest Income	222	—
Interest earned from Trust Account	1,861,925	6,909

Total other income	1,862,147	6,909

Net income (loss)	$30,726	$(225,437)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,650,000	1,558,966

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.00	$(0.05)

Basic and diluted, weighted average shares outstanding – Class B ordinary shares	3,162,500	3,162,500

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$(0.05)

The accompanying notes are an integral part of these financial statements.

FORBION EUROPEAN ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM AUGUST 9, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Share		Class B Ordinary Share		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of August 9, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary share issued to initial shareholder	—	—	3,162,500	316	24,684	—	25,000
Sale of 5,195,000 Private Placement Warrants, net of fair value of warrant	—	—	—	—	7,792,500	—	7,792,500
Allocated proceeds to public warrants	—	—	—	—	3,493,159	—	3,493,159
Underwriters’ discount and deferred underwriter discount allocated to warrants	—	—	—	—	(161,749)	—	(161,749)
Other offering expenses	—	—	—	—	(23,283)	—	(23,283)
Net loss	—	—	—	—	—	(225,437)	(225,437)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	(11,125,311)	(2,052,885)	(13,178,196)

Balance as of December 31, 2021	—	—	3,162,500	316	—	(2,278,322)	(2,278,006)
Net income	—	—	—	—	—	30,726	30,726
Remeasurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,861,925)	(1,861,925)

Balance as of December 31, 2022	—	$—	3,162,500	$316	$—	$(4,109,521)	$(4,109,205)

The accompanying notes are an integral part of these financial statements.

FORBION EUROPEAN ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from August 9, 2021 (Inception) through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$30,726	$(225,437)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor	—	6,941
Interest earned on cash and marketable securities held in Trust Account	(1,861,925)	(6,909)
Changes in operating assets and liabilities:
Prepaid expenses	509,990	(707,643)
Accrued offering costs and expenses	527,954	126,004
Due from related party	38,108	10,796

Net cash used in operating activities	$(755,147)	$(796,248)

Cash flows from investing activities:
Principal deposited in Trust Account	$—	$(129,662,500)

Net cash used in investing activities	$—	$(129,662,500)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	$—	$123,735,546
Proceeds from private placement	—	7,792,500
Proceeds from issuance of promissory note to related party	—	124,577
Payment of promissory note to related party	—	(124,577)

Net cash provided by financing activities	$—	$131,528,046

Net change in cash	(755,147)	1,069,298
Cash, beginning of the period	1,069,298	—

Cash, end of the period	$314,151	$1,069,298

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,059

Deferred underwriters’ discount payable charged to additional paid in capital	$—	$3,727,500

Remeasurement Adjustment of Class A ordinary shares subject to possible redemption	$1,861,925	$13,178,196

Accrued offering costs	$—	$190,647

The accompanying notes are an integral part of these financial statements.
FORBION EUROPEAN ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021
Note 1 — Organization, Business Operation and Going Concern
Forbion European Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 9, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”).
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO” or “Public Offering”) which is described below, and the Company’s completion of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is Forbion Growth Sponsor FEAC I B.V., a Cayman Islands limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on December 9, 2021 (the “Effective Date”).
On December 14, 2021, the Company consummated the IPO of
11,000,000 units (or 12,650,000 units if the underwriters’ over-allotment option is exercised in full) at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-third of
one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment option exercise were 12,650,000 and generated gross proceeds of $126,500,000.
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

The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements.
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
Going Concern, Liquidity and Capital Resources
The Company’s liquidity needs up to December 14, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 of the Financial Statements) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $500,000. At December 31, 2022, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $0.4 million.
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5 of the Financial Statements). As of December 31, 2022 and, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB
ASC205-40,
Presentation of Financial Statements—Going Concern”, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the Company’s initial Business Combination. If the Company is unable to complete its initial Business Combination because it does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Accounts. In addition, following the Company’s initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
Further, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. However, the Company may, by resolution of its board of directors if requested by the Company’s sponsor, extend the Combination Period two times by an additional three months each time (for a total of up to 24 months to complete a Business Combination), subject to the sponsor depositing additional funds into the trust account as further described herein. The date for mandatory liquidation and subsequent dissolution as well as the Company’s liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.
Risks and Uncertainties
Management is currently evaluating the impact of the current global economic uncertainty, the
COVID-19
pandemic, rising interest rates, rising inflation, increases in energy prices, supply chain disruptions and the Russia-Ukraine armed conflict (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination.
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

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.
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

Cash and Securities Held in Trust Account
As of December 31, 2022, investment in the Company’s Trust Account consisted of $1,375 in cash and $131,529,959 in U.S. Treasury Securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of $1,485 cash and $129,667,924 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on June 15, 2023. The Company classified its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities”.
Held-to–maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums of discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities at December 31, 2022 and 2021 are as follows:

	Carrying Value as of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Losses
U.S. Treasury Securities	$131,529,959	$130,537,313	$(992,646)
Cash	1,375	—	—

	$130,531,334	$130,537,313	$(992,646)

	Carrying Value as of December 30, 2021	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Losses
U.S. Treasury Securities	129,667,924	129,665,154	(2,770)

Cash	1,485	—	—

	$129,669,409	$129,665,154	$(2,770)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 12,650,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of December 31, 2022 and 2021 is reconciled in the following table:

Gross Proceeds from IPO	$129,662,500
Less:
Proceeds allocated to Public Warrants	(3,493,159)
Class A ordinary shares issuance costs	(9,678,128)
Plus:
Remeasurement of carrying value to redemption value	13,171,287
Interest income	6,909

Class A ordinary shares subject to possible redemption, December 31, 2021	$129,669,409
Remeasurement of carrying value to redemption value	1,861,925

Class A ordinary shares subject to possible redemption, December 31, 2022	131,531,334

Offering Costs associated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1. Offering
costs are allocated ratably with the redeemable and
non-redeemable shares
they are allocated to. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to shareholders’ deficit. The Company incurred offering costs amounting to $5,793,160 consisting of $1,800,000 of underwriting commissions, $3,150,000 of deferred underwriting commissions, and $843,160 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $907,500 in transaction costs for aggregate transaction costs of $6,700,660 consisting of $2,130,000 of underwriting commissions, $3,727,500 of deferred underwriting commissions and $843,160 of other offering costs.
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The statements of operations include a presentation of income (loss) per Class A ordinary share and income (loss) per Class B ordinary share following the two-class method
of income (loss) per share. At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.
The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted income (loss) per share for each category for the year ended December 31, 2022 and for the period from August 9, 2021 (inception) through December 31, 2021:

	For the Year Ended December 31, 2022		For the period from August 9, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$24,581	$6,145	$(74,394)	$(151,043)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	12,650,000	3,162,500	1,558,966	3,162,500

Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.05)	$(0.05)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Business Combination Costs
Costs incurred in relation to a potential Business Combination may include legal, accounting, and other expenses. Any such costs are expensed as incurred.
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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 —Initial Public Offering
On December 14, 2021, the Company consummated its IPO of 11,000,000 Units at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and one-third
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment option exercise were 12,650,000 and generated gross proceeds of $126,500,000.
Following the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”). This amount was comprised of $10.25 per Unit for the 11,000,000 Units sold in the IPO in addition to a $742,500 Deposit in Advance from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $129,662,500 ($10.25 per Unit) was placed in a Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act which invest only in direct U.S. government treasury obligations.
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

Promissory Note — Related Party
On August 12, 2021, Forbion European Sponsor LLP agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing,
unsecured and were due at the earlier of December 31, 2021 or the closing of the Public Offering. The Company had outstanding borrowings of $0 under the promissory note as of December 31, 2022 and 2021.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
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
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the
Sponsor for any out-of-pocket expenses related
to identifying, investigating and completing an initial Business Combination. For the year ended December 31, 2022, the Company expensed $120,000 in administrative support services. For the period from August 9, 2021 (inception) through December 31, 2021, the Company expensed $7,097 in administrative support services. At December 31, 2022 and 2021, the Company had accrued $30,000 and $7,097, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the balance sheets.
Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related
to identifying, investigating, negotiating and completing the Business Combination as well. For the year ended December 31, 2022, the Company expensed $75,000 for services rendered by the independent Board Members. For the period from August 9, 2021 (inception) through December 31, 2021, the Company expensed $3,699 for the services rendered by the independent Board Members. At December 31, 2022 and 2021, the Company had accrued approximately $18,904 and $3,699, respectively, in compensation expense to the independent board members which are included in due to related party on the balance sheets.

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
Deferred Legal Fees
The Company has incurred $581,265 in legal fees associated with the Company’s Initial Public Offering. These fees are deferred and will become payable upon the consummation of the Business Combination and are included in accrued offering costs and expenses on the Company’s balance sheets.
Note 7 — Shareholders’ Deficit
Preference shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no Class A ordinary shares outstanding, excluding 12,650,000 Class A ordinary shares subject to possible redemption issued.
Class
 B ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of August 13, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On December 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding, of which 412,500 are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share and per share amounts have been retroactively restated to reflect the share dividend. The forfeiture amounts were determined such that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. As of December 31, 2022 and 2021, there were 3,162,500 shares of class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two—thirds of the Company’s ordinary shares that are voted, and pursuant to the Company’s amended and restated memorandum and articles of association; such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. Prior to the Business Combination, only holders of Class B ordinary shares will be able to vote on the appointment of directors and to continue the Company in a jurisdiction outside the Cayman Islands. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

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
Public Warrants
 — Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company will issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of public warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based on this, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On March 24, 2023, the Sponsor and the Company entered into an unsecured promissory note (the “Note”) under which the Sponsor agreed to extend to the Company a Working Capital Loan of up to $900,000, to be used for the Company’s general working capital purposes. The Sponsor funded the initial principal amount of $450,000 under the Note on March 24, 2023.
The Note bears no interest and will be due and payable on the earlier of (i) the date of consummation of a Business Combination and (ii) December 14, 2023. If the Company completes a Business Combination, the Company may repay the Note out of the proceeds of the Trust Account released
to the Company. Otherwise, no proceeds from the Trust Account can be used to repay the Note.
Concurrently with the consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert up to the total principal amount of the Note, in whole or in part, into additional warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement
Warrants.