Form 10-Q
period 2023-03-31
Forbion European Acquisition Corp.
filed 2023-05-12
CIK 1874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission file number
:
001-41148

FORBION EUROPEAN ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4001 Kennett Pike, Suite 302 Wilmington, Delaware	19807
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number,
including area code:+1 302-273-0765

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
of the
Act).    Yes  ☒    No  ☐
As of Ma
y 12, 2
023, there were 12,650,000 shares of the Class A ordinary shares, $0.0001 par value, and 3,162,500 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding

FORBION EUROPEAN ACQUISITION CORP.

Form 10-Q

For the Three Months Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FORBION EUROPEAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$474,437	$314,151
Prepaid expense	139,561	197,653

Total current assets	613,998	511,804
Cash and securities held in trust account	132,945,901	131,531,334

Total assets	$133,559,899	$132,043,138

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$2,263,967	$844,605
Due to related party	48,493	48,904
Promissory note - related party	450,000	—

Total current liabilities	2,762,460	893,509
Deferred underwriting commissions	3,727,500	3,727,500

Total liabilities	6,489,960	4,621,009

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 12,650,000 shares at redemption value of approximately $10.51 and $10.40 at March 31, 2023 and December 31, 2022, respectively	132,945,901	131,531,334

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 12,650,000 shares subject to possible redemption issued) at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding at March 31, 2023 and December 31, 2022	316	316
Additional paid-in capital	—	—
Accumulated deficit	(5,876,278)	(4,109,521)

Total shareholders’ deficit	(5,875,962)	(4,109,205)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$133,559,899	$132,043,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Operating costs	$1,766,800	$445,019

Loss from operations	(1,766,800)	(445,019)
Other income
Interest earned from Trust Account	1,414,567	41,453
Bank interest income	43	34

Total other income	1,414,610	41,487

Net loss	$(352,190)	$(403,532)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,650,000	12,650,000

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.02)	$(0.03)

Basic and diluted, weighted average shares outstanding – Class B ordinary shares	3,162,500	3,162,500

Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	—	$—	3,162,500	$316	$—	$(4,109,521)	$(4,109,205)

Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,414,567)	(1,414,567)

Net loss	—	—	—	—	—	(352,190)	(352,190)

Balance as of March 31, 2023	—	$—	3,162,500	$316	$—	$(5,876,278)	$(5,875,962)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	3,162,500	$316	$—	$(2,278,322)	$(2,278,006)

Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(41,453)	(41,453)

Net loss	—	—	—	—	—	(403,532)	(403,532)

Balance as of March 31, 2022	—	$—	3,162,500	$316	$—	$(2,723,307)	$(2,722,991)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(352,190)	$(403,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,414,567)	(41,453)
Changes in operating assets and liabilities:
Prepaid expenses	58,092	89,635
Accrued offering costs and expenses	1,419,362	147,121
Due to related party	(411)	48,493

Net cash used in operating activities	(289,714)	(159,736)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	450,000	—

Net cash provided by financing activities	450,000	—

Net change in cash	160,286	(159,736)
Cash, beginning of the period	314,151	1,069,298

Cash, end of the period	$474,437	$909,562

Supplemental disclosure of cash flow information:
Remeasurement Adjustment of Class A ordinary shares subject to possible redemption	$1,414,567	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Organization, Business Operation, Going Concern and Liquidity
Forbion European Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 9, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”).
As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the Initial Public Offering (the “IPO” or “Public Offering”) which is described below, and the Company’s completion of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.
The Company’s Sponsor is Forbion Growth Sponsor FEAC I B.V., a Dutch private limited liability company (the “Sponsor”).
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
.

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
Liquidity, Capital Resource and Going Concern
At March 31, 2023, the Company had approximately $0.5 million in its operating bank account and working capital deficit of approximately $2.1 million, which mainly consisted of the portion of proceeds of the drawdown on the Working Capital Loans, as defined below (see Note 5).
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2023 and December 31, 2022, there was $450,000 and $0 outstanding under the Working Capital Loans, respectively.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40,Presentation of Financial Statements—Going Concern”, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
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
Article 8 of
Regulation S-X of
the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Annual Report on
Form 10-K
for the year ended December 31, 2022 filed with the SEC on March 30, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet
s
, primarily due to its short-term nature.
The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period,
and non-financial assets
and liabilities that
are re-measured and
reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities
:

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

Cash and Securities Held in Trust Account
As of March 31, 2023, investment in the Company’s Trust Account consisted of $432 in cash and $132,945,469 in U.S. Treasury Securities. As of December 31, 2022, investment in the Company’s Trust Account consisted of $1,375 in cash and $131,529,959 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on June 15, 2023. The Company classified its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to h
o
ld until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums o
r
 discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities at March 31, 2023 and December 31, 2022 are as follows:

	Carrying Value as of March 31, 2023	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Gains
U.S. Treasury Securities	$132,945,469	$132,969,580	$24,112
Cash	432	—	—

	$132,945,901	$132,969,580	$24,112

	Carrying Value as of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Losses
U.S. Treasury Securities	$131,529,959	$130,537,313	$(992,646)
Cash	1,375	—	—

	$130,531,334	$130,537,313	$(992,646)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 12,650,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’
deficit
 section of the Company’s balance sheet
s
.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of March 31, 2023 and December 31, 2022 is reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	131,531,334
Remeasurement of carrying value to redemption value	1,414,567

Class A ordinary shares subject to possible redemption, March 31, 2023	$132,945,901

Offering Costs associated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1.Offering costs are allocated ratably with the redeemable and non-redeemable shares they are allocated to. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to shareholders’ equity. The Company incurred offering costs amounting to $5,793,160 consisting of $1,800,000 of underwriting commissions, $3,150,000 of deferred underwriting commissions, and $843,160 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $907,500 in transaction costs for aggregate transaction costs of $6,700,660 consisting of $2,130,000 of underwriting commissions, $3,727,500 of deferred underwriting commissions and $843,160 of other offering costs.
Net Loss Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The statements of operations include a presentation of loss per Class A ordinary share and loss per Class B ordinary share following the two-class method
of income per share. At March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
The tables below presents a reconciliation of the numerator and denominator used to compute basic and diluted loss per share for each category for the three months ended March 31, 2023 and for 2022:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(281,752)	$(70,438)	$(322,826)	$(80,706)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	12,650,000	3,162,500	12,650,000	3,162,500

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
On March 24, 2023, the Sponsor and the Company entered into an unsecured promissory note (the “Note”) under which the Sponsor agreed to extend to the Company a Working Capital Loan of up to $900,000, to be used for the Company’s general working capital purposes. The Sponsor funded the initial principal amount of $450,000 under the Note on March 24, 2023. The Note bears no interest and will be due and payable on the earlier of (i) the date of consummation of a Business Combination and (ii) December 14, 2023. If the Company completes a Business Combination, the Company may repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, no proceeds from the Trust Account can be used to repay the Note. Concurrently with the consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert up to the total principal amount of the Note, in whole or in part, into additional warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had $450,000 and $0 borrowings under the Working Capital Loans, respectively.
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
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the
Sponsor for any out-of-pocket expenses related
to identifying, investigating and completing an initial Business Combination. For the three months ended March 31, 2023 and 2022, the Company expensed $30,000 and $30,000 in administrative support services, respectively. At March 31, 2023 and December 31, 2022, the Company had accrued $30,000 and $30,000, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the condensed balance sheets.

Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related
to identifying, investigating, negotiating and completing the Business Combination as well. For the three months ended March 31, 2023, the Company expensed $18,493 for services rendered by the independent Board Members. At March 31, 2023 and December 31, 2022, the Company had accrued approximately $18,493 and $18,904, respectively, in compensation expense to
the independent board members which are included in due to related party on the condensed balance sheets.
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

day
period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, share exchange or other similar transaction that results in all of its public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their Private Placement Warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares, Private Placement Warrants and Class A ordinary shares issued upon conversion or exercise thereof. The Company refers to such transfer restriction
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
Note 7 — Shareholders’ Deficit
Preference shares
 —The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares outstanding, excluding 12,650,000 Class A ordinary shares subject to possible redemption issued.
Class
 B ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of August 13, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On December 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding, of which 412,500 are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share and per share amounts have been retroactively restated to reflect the share dividend. The forfeiture amounts were determined such that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. At March 31, 2023 and December 31, 2022, there were 3,162,500 shares of Class B ordinary shares issued and outstanding.
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
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed
financial statements were issued. Based on this, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On April 26, 2023, the Company made an additional drawdown on the Note for
$450,000.
At the date of this report, there was
$900,000
outstanding under the Note.

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

Our sponsor is Forbion Growth Sponsor FEAC I B.V., a Dutch private limited liability company (the “Sponsor”). The registration statement for our IPO was declared effective on December 9, 2021. On December 14, 2021, we commenced the IPO of 11,000,000 units (or 12,650,000 units if the underwriters’ over-allotment option is exercised in full) at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On December 15, 2021, the underwriters exercised their full over-allotment option and purchased the additional Units available to them. The aggregate Units sold in the IPO and subsequent over-allotment were 12,650,000 and generated gross proceeds of $126,500,000.

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

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity through March 31, 2023 relates to our formation, IPO and identifying a business combination target. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $352,190, which consisted of interest income of $1,414,610, offset by operating costs of $1,766,800.

For the three months ended March 31, 2022, we had a net loss of $403,532, which consisted of operating costs of $445,019 and interest income of $41,487.

Liquidity, Capital Resources and Going Concern

At March 31, 2023, we had $474,437 in our operating bank account and working capital deficit of approximately $2.1 million. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide our Working Capital Loans, as defined below (see Note 5). As of March 31, 2023 and December 31, 2022, there was $450,000 and $0 outstanding under the Working Capital Loans, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan our funds as may be required (“Working Capital Loans”). If we complete the initial Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. We may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, we had $450,000 and $0 borrowings under the Working Capital Loans, respectively.

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

Office Space, Secretarial and Administrative Services

Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the three months ended March 31, 2023 and 2022, the Company expensed $30,000 and $30,000 in administrative support services, respectively. At March 31, 2023 and December 31, 2022, the Company had accrued $30,000 and $30,000, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the condensed balance sheets.

Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing the Business Combination as well. For the three months ended March 31, 2023, the Company expensed $18,493 for services rendered by the independent Board Members. At March 31, 2023 and December 31, 2022, the Company had accrued approximately $18,493 and $18,904, respectively, in compensation expense to the independent board members which are included in due to related party on the condensed balance sheets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than the deferred commission fees, legal fees and related party payables of $3,727,500, $1,327,850 and $48,493, respectively, payable upon the consummation of a business combination.

Critical Accounting Policies and Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

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

As of March 31, 2023, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

In conjunction with the audit of our financial statements, we have identified a material weakness in our internal control over financial reporting as of December 31, 2022, as described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed financial statements will not be prevented or detected on a timely basis. The material weakness identified principally relates to (i) an inadvertent discrepancy between the description of our private placement warrants in the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) and our Quarterly Reports on Forms 10-Q for the three month periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (the “Forms 10-Q”) and in the underlying warrant agreement, and (ii) the inadvertent omission of the signatures of our principal financial officer and principal accounting officer in our Forms 10-Q. This material weakness did not result in a material misstatement to our financial statements included herein, in the Form 10-K or in the Forms 10-Q.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our annual report on Form 10-K filed with the SEC on March 30, 2023. As of the date of this report, other than as described herein, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2023.

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

FORBION EUROPEAN ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Jasper Bos
	Name:	Jasper Bos
	Title:	Chief Executive Officer

	By:	/s/ Cyril Lesser
	Name:	Cyril Lesser
	Title:	Principal Financial and Chief Accounting Officer