Form 10-Q
period 2023-06-30
Forbion European Acquisition Corp.
filed 2023-08-14
CIK 1874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Act).    Yes  ☒    No  ☐
As of August

1
1
, 2023, there were 12,650,000 shares of the Class A ordinary shares, $0.0001 par value, and 3,162,500 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding

FORBION EUROPEAN ACQUISITION CORP.

Form 10-Q

For the Three and Six Months Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FORBION EUROPEAN ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)

Assets:
Current assets:
Cash	$269,138	$314,151
Prepaid expense	40,668	197,653

Total current assets	309,806	511,804
Cash and securities held in trust account	135,786,170	131,531,334

Total assets	$136,095,976	$132,043,138

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$5,493,223	$844,605
Due to Related Party	48,699	48,904
Promissory Note - Related Party	965,000	—
Convertible Note - Related Party	1,500,000	—

Total current liabilities	8,006,922	893,509
Deferred underwriting commissions	3,727,500	3,727,500

Total liabilities	11,734,422	4,621,009

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 12,650,000 shares at redemption value of approximately $10.73 and $10.40 at June 30, 2023 and December 31, 2022, respectively	135,786,170	131,531,334
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 12,650,000 shares subject to possible redemption issued) at June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding at June 30, 2023 and December 31, 2022	316	316
Additional paid-in capital	—	—
Accumulated deficit	(11,424,932)	(4,109,521)

Total shareholders’ deficit	(11,424,616)	(4,109,205)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$136,095,976	$132,043,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2023	2022	2023	2022
Operating costs	$4,283,705	$371,332	$6,050,505	$816,351

Loss from operations	(4,283,705)	(371,332)	(6,050,505)	(816,351)
Other income
Interest earned from Trust Account	1,575,269	113,029	2,989,836	154,482
Bank interest income	51	22	94	56

Total other income	1,575,320	113,051	2,989,930	154,538

Net loss	$(2,708,385)	$(258,281)	$(3,060,575)	$(661,813)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,650,000	12,650,000	12,650,000	12,650,000

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.17)	$(0.02)	$(0.19)	$(0.04)

Basic and diluted, weighted average shares outstanding – Class B ordinary shares	3,162,500	3,162,500	3,162,500	3,162,500

Basic and diluted net loss per share, Class B ordinary shares	$(0.17)	$(0.02)	$(0.19)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	3,162,500	$316	$—	$(4,109,521)	$(4,109,205)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,414,567)	(1,414,567)
Net loss	—	—	—	—	—	(352,190)	(352,190)

Balance as of March 31, 2023 (unaudited)	—	—	3,162,500	316	—	(5,876,278)	(5,875,962)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,840,269)	(2,840,269)
Net loss	—	—	—	—	—	(2,708,385)	(2,708,385)

Balance as of June 30, 2023 (unaudited)	—	$—	3,162,500	$316	$—	$(11,424,932)	$(11,424,616)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as January 1, 2022	—	$—	3,162,500	$316	$—	$(2,278,322)	$(2,278,006)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(41,453)	(41,453)
Net loss	—	—	—	—	—	(403,532)	(403,532)

Balance as of March 31, 2022 (unaudited)	—	—	3,162,500	316	—	(2,723,307)	(2,722,991)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(113,029)	(113,029)
Net loss	—	—	—	—	—	(258,281)	(258,281)

Balance as of June 30, 2022 (unaudited)	—	$—	3,162,500	$316	$—	$(3,094,617)	$(3,094,301)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,060,575)	$(661,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,989,836)	(154,482)
Changes in operating assets and liabilities:
Prepaid expenses	156,985	246,724
Accrued offering costs and expenses	4,648,618	237,283
Due to related party	(205)	37,903

Net cash used in operating activities	(1,245,013)	(294,385)

Cash flows from investing activities:
Principal deposited in Trust Account	(1,265,000)	—

Net cash used in investing activities	(1,265,000)	—

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	965,000	—
Proceeds from issuance of convertible note to related party	1,500,000	—

Net cash provided by financing activities	2,465,000	—

Net change in cash	(45,013)	(294,385)
Cash, beginning of the period	314,151	1,069,298

Cash, end of the period	$269,138	$774,913

Supplemental disclosure of cash flow information:
Remeasurement Adjustment of Class A ordinary shares subject to possible redemption	$4,254,836	$—

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
As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (the “IPO” or “Public Offering”) which is described below, and the Company’s completion of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.
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
On December 15, 2021, the underwriter fully exercised the over-allotment option and purchased an additional 1,650,000 Units for additional gross proceeds of $16,500,000. Simultaneously with the exercise of the over-allotment option, the Sponsor purchased an additional 495,000 Private Placement Warrants for additional gross proceeds of $742,500.
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
The Company’s amended and restated memorandum and articles of association provides that the Company will have only 18 months from the closing of the Public Offering (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate its initial Business Combination. On June 6, 2023, the Company extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023 by having the Sponsor deposit an additional $1,265,000, or $0.10 per unit, into the Trust Account, in accordance with the Company’s amended and restated memorandum and articles of association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021.
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

The Company’s amended and restated memorandum and articles of association provides that the Company will have only until 18 months from the closing of the Public Offering to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods for a total of 24 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account, for each additional three-month period, $1,265,000 ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. On June 6, 2023, the Company extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023 by having the Sponsor deposit an additional $1,265,000, or $0.10 per unit, into the Trust Account, in accordance with the Company’s amended and restated memorandum and articles of association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021.
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
On May 16, 2023, the Company entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with enGene, Inc., a corporation incorporated under the laws of Canada (“enGene”) and enGene Holdings Inc., a corporation incorporated under the laws of Canada (“Newco”), contemplating the proposed business combination among the Company, enGene and Newco (the “Business Combination”). See Note 6 for further information relating to the Business Combination Agreement and the Business Combination.
On August 9, 2023, Newco filed a registration statement on Form
S-4
with the U.S. Securities and Exchange Commission in connection with the contemplated Business Combination with the Company and enGene.
Liquidity, Capital Resource and Going Concern
At June 30, 2023, the Company had $269,138 in its operating bank account and working capital deficit of approximately $7,697,116.
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2023 and December 31, 2022, there was $1,200,000 and $0 outstanding under the Working Capital Loans, respectively.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
Presentation of Financial Statements—Going Concern”, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination or because the Company becomes obligated to redeem a significant number of the Company’s Public Shares upon consummation of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the initial Business Combination. If the Company is unable to complete the initial Business Combination because the Company does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet certain obligations.
Further, management has determined that if the Company is unable to complete a Business Combination by September 14, 2023 (or by December 14, 2023 if the Company further extends the period of time to consummate a Business Combination, by resolution of the Company’s board of directors and if requested by the Company’s sponsor subject to the Sponsor depositing additional funds in the Trust Account, as further described herein), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

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
Article 8 of
Regulation S-X of
the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Annual Report on
Form 10-K
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
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

Cash and Securities Held in Trust Account
As of June 30, 2023, investment in the Company’s Trust Account consisted of $1,227 in cash and $135,784,943 in U.S. Treasury Securities. As of December 31, 2022, investment in the Company’s Trust Account consisted of $1,375 in cash and $131,529,959 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on September 5, 2023. The Company classified its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities at June 30, 2023 and December 31, 2022 are as follows:

	Carrying Value as of June 30, 2023	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Gains
U.S. Treasury Securities	$135,784,943	$135,833,058	$48,115
Cash	1,227	—	—

	$135,786,170	$135,833,058	$48,115

	Carrying Value as of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Losses
U.S. Treasury Securities	$131,529,959	$130,537,313	$(992,646)
Cash	1,375	—	—

	$130,531,334	$130,537,313	$(992,646)

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
The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of June 30, 2023 and December 31, 2022 is reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$131,531,334
Deposit in connection with Extension Funding	1,265,000
Remeasurement of carrying value to redemption value	2,989,836

Class A ordinary shares subject to possible redemption, June 30, 2023	$135,786,170

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
Net Loss Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The statements of operations include a presentation of loss per Class A ordinary share and loss per Class B ordinary share following the two-class method
of income per share. At June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
The tables below presents a reconciliation of the numerator and denominator used to compute basic and diluted loss per share for each category for the three and six months ended June 30, 2023 and for 2022:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(2,166,708)	$(541,677)	$(206,625)	$(51,656)	$(2,448,460)	$(612,115)	$(529,450)	$(132,363)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	12,650,000	3,162,500	12,650,000	3,162,500	12,650,000	3,162,500	12,650,000	3,162,500
Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.02)	$(0.02)	$(0.19)	$(0.19)	$(0.04)	$(0.04)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company’s tax provision was zero for all periods presented.
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
Convertible Note – Related Party
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The Company has evaluated the accounting treatment of convertible note under ASC 815. The Company has determined that due to the convertible loan meeting the derivative scope exception provided in ASC 815, this note did not require a bifurcation of proceeds. Thus, the proceeds in connection to the convertible note are reported at par on the condensed balance sheets.
On March 24, 2023, the Sponsor and the Company entered into an unsecured convertible promissory note (the “Note”) under which the Sponsor agreed to extend to the Company a Working Capital Loan of up to $900,000, to be used for the Company’s general working capital purposes. The Sponsor funded the initial principal amount of $450,000 under the Note on March 24, 2023. On April 26, 2023, the Company made an additional drawdown on the Note for aggregate $450,000. The Note bears no interest and will be due and payable on the earlier of (i) the date of consummation of a Business Combination and (ii) December 14, 2023 (the “Maturity Date”). If the Company completes a Business Combination, the Company may repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, no proceeds from the Trust Account can be used to repay the Note. Concurrently with the consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert up to the total principal amount of the Note, in whole or in part, into additional warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. As of June 30, 2023, the Company had $900,000 and $600,000 outstanding under the Note and Extension Note (as defined below), respectively, totaling $1,500,000 in borrowings which are recorded as convertible note – related party on the condensed balance sheets. As of December 31, 2022, there were no borrowings outstanding.
Promissory Note – Related Party
On June 6, 2023, the Company issued an
 additional
unsecured promissory note (the “Working Capital Note”) in the total principal amount of $300,000 to the Sponsor. The proceeds of the Working Capital Note will be used by the Company for general working capital purposes. The Sponsor funded the principal amount of $300,000 on June 6, 2023.
The Working Capital Note bears no interest and shall be due and payable on the Maturity Date. In the event that the Company does not consummate a Business Combination, the Working Capital Note will be repaid only from amounts remaining outside of the Trust Account, if any.
A failure to pay the principal outstanding amount of the Working Capital Note within five business days following the date when due or the commencement of a voluntary or involuntary bankruptcy action of the Company shall be deemed an event of default, in which case the Sponsor may declare the Working Capital Note due and payable immediately.
As of June 30, 2023, the Company had $
300,000
and $
665,000
outstanding under the Working Capital Note and Extension Note, respectively, totaling $
965,000
in borrowings which are recorded as promissory note – related party on the condensed balance sheets. As of December 31, 2022, there were no borrowings outstanding.
Extension Note – Related Party
The Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account, for each additional three-month period, $1,265,000, ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline (the “Extension Funding”). Any such payments would be made in the form of a non-interest
bearing, unsecured promissory note. Such note would either be paid upon consummation of a Business Combination or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Private Placement Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.
In connection with the Extension Funding, the Sponsor funded the principal amount of $1,265,000 by depositing such amount into the Trust Account on June 6, 2023 and extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021. On June 6, 2023 the Company issued an unsecured promissory note (the “Extension Note”) in the total principal amount of $1,265,000 to the Sponsor. The Extension Note bears no interest and shall be due and payable on the earlier of (i) the date of consummation of the Business Combination and (ii) the Maturity Date. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to $600,000 of the total principal amount under such Extension Note can be converted, at the Sponsor’s discretion, in whole or in part, into additional warrants of the Company at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The warrants will be identical to the Private Placement Warrants. At June 30, 2023, the convertible portion of the Extension Note, or $600,000, has been included in convertible note – related party on the condensed balance sheets. The nonconvertible portion, or $665,000 of the Extension Note, has been included in promissory note – related party on the condensed balance sheets.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the
Sponsor for any out-of-pocket expenses related
to identifying, investigating and completing an initial Business Combination. For the three and six months ended June 30, 2023, the Company expensed $30,000 and $60,000 in administrative support services, respectively. For the three and six months ended June 30, 2022, the Company expensed $30,000 and $60,000, respectively, in administrative support services. At June 30, 2023 and December 31, 2022, the Company had accrued $30,000 and $30,000, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the condensed balance sheets.

Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related
to identifying, investigating, negotiating and completing the Business Combination as well. For the three and six months ended June 30, 2023, the Company expensed $18,699 and $37,192, respectively, for services rendered by the independent Board Members. For the three and six months ended June 30, 2022, the Company expensed $18,699 and $37,198, respectively, for services rendered by the independent Board Members. At June 30, 2023 and December 31, 2022, the Company had accrued approximately $18,699 and $18,904, respectively, in compensation expense to the independent board members which are included in due to related party on the condensed balance sheets.
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
In addition, $3,150,000 is payable to the underwriters for deferred underwriting commissions related to the Units sold in the IPO, excluding those Units sold to Forbion Cooperatief. Following the exercise of the underwriters’ over-allotment option on December 15,
2021
, the underwriters earned an additional $577,500 for an aggregate of $3,727,500 in deferred underwriting commissions related to the IPO and over-allotment. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Forward Purchase Agreements
The Company has entered into two forward purchase agreements (the “Forward Purchase Agreements”) with the Sponsor, pursuant to which the Sponsor has agreed to purchase (1) an aggregate of 1,000,000 Class A ordinary shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $10,000,000 and (2) in addition, an aggregate of up to 1,000,000 Class A ordinary shares for $10.00 per share (the “additional forward purchase shares”), or an aggregate maximum amount of up to $10,000,000, in each case in a private placement that may close simultaneously with the closing of the Company’s initial Business Combination.
Deferred Legal Fees
The Company has incurred $3,884,759 in deferred legal fees, of which $125,000 are associated with the Company’s Initial Public Offering and are contingent upon the consummation of the Business Combination. Deferred legal fees are included in accrued offering costs and expenses on the Company’s condensed balance sheets.
Business Combination Agreement
On May 16, 2023, the Company entered into the Business Combination Agreement with enGene and Newco. The Business Combination Agreement contemplates that the proposed Business Combination among the Company, enGene and Newco will be completed through, among others, the following series of transactions:

•
the Company shall incorporate or cause to be incorporated Can Merger Sub as a corporation under the laws of Canada and a direct wholly owned subsidiary of the Company (“Can Merger Sub”) and Newco shall incorporate or cause to be incorporated Cayman Merger Sub as a Cayman Islands exempted company and a direct wholly-owned subsidiary of Newco (“Cayman Merger Sub”);

•
pursuant to a Sponsor and Insiders Letter Agreement entered into concurrently with the execution and delivery of the Business Combination Agreement (the “Sponsor and Insiders Letter Agreement”), the Sponsor has agreed to surrender, after giving effect to the conversion of all or part of the principal amount outstanding under loans made by the Sponsor to the Company into Private Placement Warrants, 1,789,004 Founder Shares and 5,463,381 Private Placement Warrants, as a contribution to the capital of the Company and for no consideration (the “Surrender”), effective immediately prior to the Class B Conversion (as defined below) on the day which is two (2) business days prior to the Closing Date (as defined below);

•
on the day which is two (2) business days prior to the Closing Date, each Founder Share that remains outstanding following the Surrender shall be exchanged for one Class A ordinary share of the Company (the “Class B Conversion”);

•
on the day which is one (1) business day prior to the Closing Date, Cayman Merger Sub will merge with and into the Company with the Company as the surviving entity pursuant to a plan of merger under the laws of the Cayman Islands (the “Cayman Merger”);

•
concurrently with the Cayman Merger, and effective at the same time the Cayman Merger becomes effective under Cayman Islands law, (i) Newco will assume the warrants of the Company to purchase one
Class A ordinary share of the Company at an exercise price of $11.50 per share (as so assumed, “Newco Warrants”) pursuant to a warrant assignment, assumption and amendment agreement to be entered into on or around the Closing Date, and (ii) Newco will redeem the initial Class A common shares of Newco (the “Newco Shares”) held by the sole shareholder of Newco for an amount equal to the amount of capital that the sole shareholder of Newco contributed for purposes of the incorporation of Newco (such transactions, together with the Cayman Merger, the “Cayman Reorganization”);

•
following the Cayman Reorganization, the Company will file an election to change its classification for U.S. federal income tax purposes from a corporation to an entity disregarded as separate from its owner Newco, to be effective as of the beginning of the Closing Date (the “U.S. Entity Classification Election” and, together with the Cayman Reorganization, the “FEAC Reorganization”);

•
on the Closing Date, subsequent to the FEAC Reorganization becoming effective, the Company will sell to Newco, and Newco will purchase, all of the outstanding common shares of Can Merger Sub (the “Can Merger Sub Share Sale”);

•
subsequent to the Can Merger Sub Share Sale, Can Merger Sub and the Company will amalgamate under Section 192 of the Canada Business Corporations Act pursuant to a plan of arrangement (the “Amalgamation”; the date of the Amalgamation being the “Closing Date”), and pursuant to the Amalgamation, (i) each enGene share outstanding immediately prior to the Amalgamation shall be exchanged for Newco Shares at an agreed upon exchange ratio set out in the Amalgamation plan of arrangement (the “Company Exchange Ratio”) and each enGene warrant outstanding immediately prior to the Amalgamation shall be exchanged for Newco Warrants per the Company Exchange Ratio; (ii) each Can Merger Sub share outstanding immediately prior to the Amalgamation shall be exchanged for one common share in the authorized share capital of the amalgamated entity; (iii) in consideration for the issuance of Newco Shares, the amalgamated entity shall issue its common shares to Newco; and

•
following the Amalgamation, Newco will continue from being a corporation incorporated under and governed by the
Canada Business Corporations Act
to a company continued to and governed by the
Business Corporations Act (British Columbia)
.

The transactions described above, together with the other transactions contemplated by the Business Combination Agreement, are hereinafter referred to as the “Transactions”.
Concurrently with the execution and delivery of the Business Combination Agreement, the Company, Newco and enGene, among other parties, entered into the enGene Voting Agreement (the “enGene Voting Agreement”), the enGene
Lock-Up
Agreement (the “enGene
Lock-Up
Agreement”), and the FEAC Voting Agreement (the “FEAC Voting Agreement”) pursuant to which certain shareholders of enGene and the Company, respectively, agreed to vote in favor of the Transactions and to certain transfer restrictions in respect of such shareholders’ shares of the Company and of Newco, as applicable.
The Business Combination Agreement contains customary representations and warranties and covenants. The Business Combination is expected to close in the second half of 2023, subject to the satisfaction of customary closing conditions.
The Business Combination Agreement and the Transactions were approved by the boards of directors of each of the Company and enGene.
Sponsor and Insiders Letter Agreement
On May 16, 2023, the Sponsor and Insiders Letter Agreement was entered into between the Company, the Sponsor, Forbion Growth Opportunities Fund I Cooperatief U.A., enGene, Newco and the other parties named therein (collectively, other than enGene and Newco, the “Sponsor Parties”), pursuant to which the Sponsor has agreed to surrender, after giving effect to the conversion of all or part of the principal amount outstanding under loans made by the Sponsor to the Company into Private Placement Warrants, 1,789,004 of Founder Shares and 5,463,381 of Private Placement Warrants, as a contribution to the capital of the Company and for no consideration, effective immediately prior to the Class B Conversion (as defined therein) on the day which is two (2) business days prior to the Closing Date (as defined therein).
In addition, the Sponsor Parties agreed to (i) be bound by certain other covenants and agreements related to the Business Combination, (ii) waive the anti-dilution protection with respect to the Founder Shares (whether resulting from the PIPE Financing or otherwise) and (iii) be bound by certain transfer restrictions with respect to the shares of the Company and the Private Placement Warrants held by it (including the Newco Shares (as defined therein) and Newco Warrants (as defined therein) received in exchange therefore in connection with the Business Combination and the Transactions), in each case, on the terms and subject to the conditions set forth in Sponsor and Insiders Letter Agreement.
Transaction Support Agreements
Concurrently with the execution and delivery of the Business Combination Agreement, the Company, Newco, enGene, the directors of enGene and certain shareholders of enGene (collectively, other than the Company, the “enGene Parties”) entered into voting agreements (the “enGene Voting Agreements”)
and lock-up agreements
(the
“enGene Lock-Up Agreements”)
pursuant to which the enGene Parties agreed to, among other things, (i) vote or cause to be voted all of its Company Shares (as defined therein) in favor of the Company Arrangement Resolution (as defined therein) and the Transactions; (ii) be bound by certain other covenants and agreements related to the Business Combination; and (iii) be bound by certain transfer restrictions with respect to the Company Shares and Newco Shares, as applicable, in each case, on the terms and subject to the conditions set forth in the enGene Voting Agreements and the
enGene Lock-Up Agreements.
In addition, concurrently with the execution and delivery of the Business Combination Agreement, enGene, Newco and the Sponsor Parties entered into a lock-up agreement
(the “FEAC Voting Agreement”) pursuant to which the Sponsor Parties agreed to, among other things, (i) vote or cause to be voted all of their shares of the Company (the “FEAC Shares”) in favor of the Transaction Proposals (as defined therein); (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to the FEAC Shares, in each case, on the terms and subject to the conditions set forth in the FEAC Voting Agreement.
Subscription Agreements and Side Letter Agreements
On May 16, 2023, the Company, Newco and certain investors (the “PIPE Investors”) entered into subscription agreements (the “Subscription Agreements” and each a “Subscription Agreement”) pursuant to which, among other things, the PIPE Investors have agreed, subject to the completion of each element of the Transactions (other than those Transactions that are scheduled to be completed following the Closing Date (as defined therein)), to subscribe for and purchase, and the Company has agreed that it will issue and sell to the PIPE Investors (which obligation will be assumed (the “Assumption”) by Newco after the completion of the FEAC Reorganization and prior to the consummation of the PIPE Financing (as defined below)) the number of Class A ordinary shares of the Company (or after the Assumption, Newco Shares) provided for in the applicable Subscription Agreement in exchange for the purchase price of $10.25 per Class A ordinary shares of the Company (or after the Assumption, Newco Share) (as amended by the Side Letter Agreements (as defined below, the “PIPE Financing”). Pursuant to the Subscription Agreements, the PIPE Investors have collectively subscribed for 5,550,408 Class A ordinary shares of the Company (or after the Assumption, Newco Shares) for an aggregate purchase price equal to $56,891,682.

Immediately following the execution and delivery of the Subscription Agreements, the Company and Newco entered into a side letter with each PIPE Investor (the “Side Letter Agreement” and collectively, the “Side Letter Agreements”) to amend the relevant Subscription Agreement and which, together with the relevant Subscription Agreement, reflects the total number of the Class A ordinary shares of the Company and the warrants of the Company to be issued by the Company (or after the Assumption, the total number of Newco Shares and Newco Warrants to be issued by Newco) pursuant to the PIPE Financing in consideration of the purchase price set forth in the relevant Subscription Agreement.
Non-Redemption
Agreement
On May 16, 2023, Newco, the Company and a shareholder of the Company that is the beneficial owner of 166,665 Class A ordinary shares of the Company entered into a non-redemption
agreement (the
“Non-Redemption
Agreement”), pursuant to which, among others, the Company will issue additional Class A ordinary shares of the Company and warrants of the Company (or after the Assumption, Newco will issue additional Newco Shares and Newco Warrants) to such shareholder of the Company in consideration of such shareholder’s commitment not to redeem its Class A ordinary shares of the Company in connection with the approval of the Business Combination by the shareholders of the Company (the
“Non-Redemption
Transaction”).
Registration Rights Agreement
On or around the Closing Date, Newco, the Company, the Sponsor Holders (as defined in the Registration Rights Agreement) and the enGene Holders (as defined in the Registration Rights Agreement) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Sponsor Holders and the enGene Holders will be granted certain customary registration rights with respect to their respective Equity Securities (as defined therein) of Newco, in each case, on the terms and subject to the conditions therein.
Certain enGene Indebtedness
Prior to the execution and delivery of the Business Combination Agreement, enGene agreed to certain modifications of existing convertible indebtedness in an aggregate principal amount of $18,400,000 (the “Amended 2022 Convertible Notes” and, together with the enGene warrants to be issued by enGene as consideration for such modifications, the “Amended 2022 Financing”). Concurrently with the execution and delivery of the Business Combination Agreement, enGene entered into agreements pursuant to which it will issue new convertible indebtedness and enGene warrants (i) for cash in an aggregate principal amount of $30,000,000 and (ii) in repayment of certain outstanding indebtedness in an aggregate principal amount of $8,000,000 (collectively, the “2023 Convertible Notes” and, together with the enGene warrants purchased concurrently, the “2023 Financing”; the 2023 Financing together with the Amended 2022 Financing, the “Convertible Bridge Financing”). The Convertible Bridge Financing indebtedness will be converted in the Transactions into that number of common shares of enGene that, when exchanged at the Company Exchange Ratio, shall equal that number of Class A ordinary shares of the Company (or after the Assumption, Newco Shares) that the holders of such indebtedness would have received if they subscribed for Class A ordinary shares of the Company (or after the Assumption, Newco Shares) on the same terms as the PIPE Financing.
Business Combination Deadline Extension and Extension Loan Note
On June 6, 2023, the Company extended the time available to consummate its Business Combination from June 14, 2023 to September 14, 2023 by having the Sponsor deposit an additional $1,265,000, or $0.10 per unit, into the Trust Account (the “Extension Funding”), in accordance with the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021.
In connection with the Extension Funding, on June 6, 2023, the Company issued an unsecured promissory note (the “Extension Note”) in the total principal amount of $1,265,000 to the Sponsor. The Sponsor funded the principal amount of $1,265,000 under the Extension Note by depositing such amount into the Trust Account on June 6, 2023.
The Extension Note bears no interest and shall be due and payable on the earlier of (i) the date of consummation of the Business Combination and (ii) the Maturity Date. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any.
Concurrently with the consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert up to $600,000 total principal amount of the Extension Note, in whole or in part, into additional warrants of the Company at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The warrants will be identical to the private placement warrants issued by the Company to the Sponsor at the time of the Company’s IPO. A failure to pay the principal outstanding amount of the Extension Note within five business days following the date when due or the commencement of a voluntary or involuntary bankruptcy action of the Company shall be deemed an event of default, in which case the Sponsor may declare the Extension Note due and payable immediately.
Note 7 — Shareholders’ Deficit
Preference shares
 —The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares outstanding, excluding 12,650,000 Class A ordinary shares subject to possible redemption issued.

Class
 B ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of August 13, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On December 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding, of which 412,500 are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share and per share amounts have been retroactively restated to reflect the share dividend. The forfeiture amounts were determined such that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. At June 30, 2023 and December 31, 2022, there were 3,162,500 shares of Class B ordinary shares issued and outstanding.
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

Our amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of the Public Offering (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate our initial Business Combination. On June 6, 2023, the Company extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023 by having the Sponsor deposit an additional $1,265,000, or $0.10 per unit, into the Trust Account, in accordance with the Company’s amended and restated memorandum and articles of association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021. If we have not consummated an initial Business Combination within Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within Combination Period.

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

Our amended and restated memorandum and articles of association provides that the Company will have until 18 months from the closing of the Public Offering to complete a Business Combination. However, if we anticipate that we may not be able to consummate a Business Combination within 18 months, we may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account, for each additional three-month period, $1,265,000 ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. On June 6, 2023, the Company extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023 by having the Sponsor deposit an additional $1,265,000, or $0.10 per unit, into the Trust Account, in accordance with the Company’s amended and restated memorandum and articles of association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021.

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

Recent Developments

Business Combination Agreement

On May 16, 2023, the Company entered into the Business Combination Agreement with enGene and Newco. The Business Combination Agreement contemplates that the Business Combination among the Company, enGene and Newco will be completed through, among others, the following series of transactions:

•	the Company shall incorporate or cause to be incorporated Can Merger Sub and Newco shall incorporate or cause to be incorporated Cayman Merger Sub;

•	the Sponsor will give effect to the Surrender pursuant to the Sponsor and Insiders Letter Agreement;

•	on the day which is two (2) business days prior to the Closing Date, the Class B Conversion will be effected;

•	on the day which is one (1) business day prior to the Closing Date, the Cayman Merger will be effected;

•	concurrently with the Cayman Merger, the Cayman Reorganization will be effected;

•	following the Cayman Reorganization, the Company will file the U.S. Entity Classification Election (together with the Cayman Reorganization, the “FEAC Reorganization”);

•	on the Closing Date, subsequent to the FEAC Reorganization becoming effective, the Company and Newco will give effect to the Can Merger Sub Share Sale;

•

subsequent to the Can Merger Sub Share Sale, Can Merger Sub and the Company will give effect to the Amalgamation and pursuant to such Amalgamation, (i) each enGene share outstanding immediately prior to the Amalgamation shall be exchanged for Newco Shares at the Company Exchange Ratio and each enGene warrant outstanding immediately prior to the Amalgamation shall be exchanged for Newco Warrants per the Company Exchange Ratio; (ii) each Can Merger Sub share outstanding immediately prior to the Amalgamation shall be exchanged for one common share in the authorized share capital of the amalgamated entity; and (iii) in consideration for the issuance of Newco Shares, the amalgamated entity shall issue its common shares to Newco; and

•

following the Amalgamation, Newco will continue from being a corporation incorporated under and governed by the Canada Business Corporations Act to a company continued to and governed by the Business Corporations Act (British Columbia).

The transactions described above, together with the other transactions contemplated by the Business Combination Agreement, are hereinafter referred to as the “Transactions”.

Concurrently with the execution and delivery of the Business Combination Agreement, the Company, Newco and enGene, among other parties, entered into the enGene Voting Agreement, the enGene Lock-Up Agreement and the FEAC Voting Agreement pursuant to which certain shareholders of enGene and the Company, respectively, agreed to vote in favor of the Transactions and to certain transfer restrictions in respect of such shareholders’ shares of FEAC and of Newco, as applicable.

See Note 6 for further information relating to the Business Combination, the Business Combination Agreement, the enGene Voting Agreement, the enGene Lock-Up Agreement and the FEAC Voting Agreement as well as the other agreements entered into in connection with the Business Combination.

Business Combination Deadline Extension and Extension Loan Note

On June 6, 2023, the Company extended the time available to consummate its Business Combination from June 14, 2023 to September 14, 2023 by having the Sponsor deposit an additional $1,265,000, or $0.10 per unit, into the Trust Account (the “Extension Funding”), in accordance with the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021 (the “First Business Combination Deadline Extension”).

In connection with the Extension Funding, on June 6, 2023, the Company issued an unsecured promissory note (the “Extension Note”) in the total principal amount of $1,265,000 to the Sponsor. The Sponsor funded the principal amount of $1,265,000 under the Extension Note by depositing such amount into the Trust Account on June 6, 2023.

The Extension Note bears no interest and shall be due and payable on the Maturity Date. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Concurrently with the consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert up to $600,000 total principal amount of the Extension Note, in whole or in part, into additional warrants of the Company at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The warrants will be identical to the private placement warrants issued by the Company to the Sponsor at the time of the Company’s IPO. A failure to pay the principal outstanding amount of the Extension Note within five business days following the date when due or the commencement of a voluntary or involuntary bankruptcy action of the Company shall be deemed an event of default, in which case the Sponsor may declare the Extension Note due and payable immediately.

Newco Registration Statement

On August 9, 2023, Newco filed a registration statement on Form S-4 with the U.S. Securities and Exchange Commission in connection with the contemplated Business Combination with the Company and enGene.

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity through June 30, 2023 relates to our formation, IPO and identifying a business combination target. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $2,708,385, which consisted of operating costs of $4,283,705, partly offset by interest income of $1,575,320.

For the six months ended June 30, 2023, we had a net loss of $3,060,575, which consisted of operating costs of $6,050,505, partly offset by interest income of $2,989,930.

For the three months ended June 30, 2022, we had a net loss of $258,281, which consisted of operating costs of $371,332 and interest income of $113,051.

For the six months ended June 30, 2022, we had a net loss of $661,813, which consisted of operating costs of $816,351, partly offset by interest income of $154,538.

Liquidity, Capital Resources and Going Concern

At June 30, 2023, we had $269,138 in our operating bank account and working capital deficit of approximately $7,697,116. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide our Working Capital Loans, as defined in Note 5. As of June 30, 2023 and December 31, 2022, there was $1,200,000 and $0 outstanding under the Working Capital Loans, respectively.

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

Further, management has determined that if we are unable to complete a Business Combination by September 14, 2023, as extended by the Company on June 6, 2023 (the “Combination Period”), then we will cease all operations except for the purpose of liquidating. However, we may, by resolution of our board of directors if requested by our sponsor, further extend the Combination Period one more time by an additional three months (for a total of up to 24 months from the date of our IPO to complete a Business Combination), subject to the sponsor depositing additional funds into the trust account as further described herein. The date for mandatory liquidation and subsequent dissolution as well as our liquidity condition raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan our funds as may be required (“Working Capital Loans”). If we complete the initial Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. We may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, we had $1,200,000 and $0 borrowings under the Working Capital Loans, respectively.

Related Party Extension Loans

We may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the trust account, for each additional three-month period, $1,265,000, ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline (the “Extension Funding”). Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Private Placement Warrant. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete a Business Combination.

In connection with the Extension Funding, the Sponsor funded the principal amount of $1,265,000 by depositing such amount into the Trust Account on June 6, 2023 and extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021. On June 6, 2023 the Company issued an unsecured promissory note (the “Extension Note”) in the total principal amount of $1,265,000 to the Sponsor. The Extension Note bears no interest and shall be due and payable on the Maturity Date. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to $600,000 of the total principal amount under such Extension Note can be converted, at the Sponsor’s discretion, in whole or in part, into additional warrants of the Company at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The warrants will be identical to the Private Placement Warrants.

.

Office Space, Secretarial and Administrative Services

Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the three and six months ended June 30, 2023, the Company expensed $30,000 and $60,000 in administrative support services, respectively. For the three and six months ended June 30, 2022, we expensed $30,000 and $60,000, respectively, in administrative support services. At June 30, 2023 and December 31, 2022, the Company had accrued $30,000 and $30,000, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the condensed balance sheets.

Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing the Business Combination as well. For the three and six months ended June 30, 2023, the Company expensed $18,699 and $37,192, respectively, for services rendered by the independent Board Members. For the three and six months ended June 30, 2022, we expensed $18,699 and $37,192, respectively, for services rendered by the independent Board Members. At June 30, 2023 and December 31, 2022, the Company had accrued approximately $18,699 and $18,904, respectively, in compensation expense to the independent board members which are included in due to related party on the condensed balance sheets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than the deferred commission fees, legal fees and related party payables of $3,727,500, $3,884,759 and $48,699, respectively, payable upon the consummation of a business combination.

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

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

In conjunction with the audit of our financial statements we have identified a material weakness in our internal control over financial reporting as of December 31, 2022, as described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed financial statements will not be prevented or detected on a timely basis. The material weakness identified principally relates to (i) an inadvertent discrepancy between the description of our private placement warrants in the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) and our Quarterly Reports on Forms 10-Q for the three month periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (the “Forms 10-Q”) and in the underlying warrant agreement, and (ii) the inadvertent omission of the signatures of our principal financial officer and principal accounting officer in our Forms 10-Q. This material weakness did not result in a material misstatement to our financial statements included herein, in the Form 10-K or in the Forms 10-Q.

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

FORBION EUROPEAN ACQUISITION CORP.

Date: August 11, 2023	By:	/s/ Jasper Bos
	Name:	Jasper Bos
	Title:	Chief Executive Officer

	By:	/s/ Cyril Lesser
	Name:	Cyril Lesser
	Title:	Principal Financial and Chief Accounting Officer