Form 10-Q
period 2023-09-30
Forbion European Acquisition Corp.
filed 2023-10-30
CIK 1874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission file
number:001-41148

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
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2 of
the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Act). Yes ☒ No ☐
As of October 27, 2023, there were 12,650,000 shares of the Class A ordinary shares, $0.0001 par value, and 3,162,500 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding

FORBION EUROPEAN ACQUISITION CORP.

Form 10-Q

For the Three and Nine Months Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FORBION EUROPEAN ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$85,659	$314,151
Prepaid expense	20,168	197,653

Total current assets	105,827	511,804
Cash and securities held in trust account	138,839,480	131,531,334

Total assets	$138,945,307	$132,043,138

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$7,412,974	$844,605
Due to Related Party	48,699	48,904
Promissory Note - Related Party	2,680,000	—
Convertible Note - Related Party	1,500,000	—

Total current liabilities	11,641,673	893,509
Deferred underwriting commissions	3,727,500	3,727,500

Total liabilities	15,369,173	4,621,009

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 12,650,000 shares at redemption value of approximately $10.98 and $10.40 at September 30, 2023 and December 31, 2022, respectively	138,839,480	131,531,334

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding (excluding 12,650,000 shares subject to possible redemption issued) at September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding at September 30, 2023 and December 31, 2022	316	316
Additional paid-in capital	—	—
Accumulated deficit	(15,263,662)	(4,109,521)

Total shareholders’ deficit	(15,263,346)	(4,109,205)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$138,945,307	$132,043,138

The accompanying notes are an integral part
of
these unaudited condensed consolidated financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$2,573,757	$523,264	$8,624,262	$1,339,615

Loss from operations	(2,573,757)	(523,264)	(8,624,262)	(1,339,615)
Other income
Interest earned from Trust Account	1,788,310	595,872	4,778,146	750,354
Bank interest income	27	63	121	119

Total other income	1,788,337	595,935	4,778,267	750,473

Net (loss) income	$(785,420)	$72,671	$(3,845,995)	$(589,142)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,650,000	12,650,000	12,650,000	12,650,000

Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.05)	$0.00	$(0.24)	$(0.04)

Basic and diluted, weighted average shares outstanding – Class B ordinary shares	3,162,500	3,162,500	3,162,500	3,162,500

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.05)	$0.00	$(0.24)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	—	$—	3,162,500	$316	$—	$(4,109,521)	$(4,109,205)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,414,567)	(1,414,567)
Net loss	—	—	—	—	—	(352,190)	(352,190)

Balance as of March 31, 2023 (unaudited)	—	—	3,162,500	316	—	(5,876,278)	(5,875,962)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,840,269)	(2,840,269)
Net loss	—	—	—	—	—	(2,708,385)	(2,708,385)

Balance as of June 30, 2023 (unaudited)	—	$—	3,162,500	$316	$—	$(11,424,932)	$(11,424,616)

Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(3,053,310)	(3,053,310)
Net loss	—	—	—	—	—	(785,420)	(785,420)

Balance as of September 30, 2023 (unaudited)	—	$—	3,162,500	$316	$—	$(15,263,662)	$(15,263,346)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as December 31, 2021 (audited)	—	$—	3,162,500	$316	$—	$(2,278,322)	$(2,278,006)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(41,453)	(41,453)
Net loss	—	—	—	—	—	(403,532)	(403,532)

Balance as of March 31, 2022 (unaudited)	—	—	3,162,500	316	—	(2,723,307)	(2,722,991)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(113,029)	(113,029)
Net loss	—	—	—	—	—	(258,281)	(258,281)

Balance as of June 30, 2022 (unaudited)	—	—	3,162,500	316	—	(3,094,617)	(3,094,301)
Re-measurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(595,872)	(595,872)
Net loss	—	—	—	—	—	72,671	72,671

Balance as of September 30, 2022 (unaudited)	—	$—	3,162,500	$316	$—	$(3,617,818)	$(3,617,502)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORBION EUROPEAN ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,845,995)	$(589,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(4,778,146)	(750,354)
Changes in operating assets and liabilities:
Prepaid expenses	177,485	379,189
Accrued offering costs and expenses	6,568,369	309,690
Due to related party	(205)	38,314

Net cash used in operating activities	(1,878,492)	(612,303)

Cash flows from investing activities:
Principal deposited in Trust Account	(2,530,000)	—

Net cash used in investing activities	(2,530,000)	—

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	2,680,000	—
Proceeds from issuance of convertible note to related party	1,500,000	—

Net cash provided by financing activities	4,180,000	—

Net change in cash	(228,492)	(612,303)
Cash, beginning of the period	314,151	1,069,298

Cash, end of the period	$85,659	$456,995

Supplemental disclosure of cash flow information:
Remeasurement Adjustment of Class A ordinary shares subject to possible redemption	$7,308,146	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORBION EUROPEAN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company has one wholly owned subsidiary, 15333881 Canada Inc, a Canadian private limited liability company incorporated on September 5, 2023 in anticipation of the consummation of the contemplated business combination between the Company, enGene, Inc. and enGene Holdings Inc. announced on May 16, 2023.
As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the Initial Public Offering (the “IPO” or “Public Offering”) which is described below, and the Company’s completion of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.
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
The Company’s amended and restated memorandum and articles of association provides that the Company will have only 18 months from the closing of the Public Offering (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate its initial Business Combination. On June 6, 2023 and September 13, 2023, the Company extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023 and from September 14, 2023 to December 14, 2023 by having the Sponsor deposit, on the date of each extension, an additional $1,265,000, or $0.10 per unit, into the Trust Account, in accordance with the Company’s amended and restated memorandum and articles of association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021.
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

The Company’s amended and restated memorandum and articles of association provides that the Company will have only until 18 months from the closing of the Public Offering to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination by up to two additional three-month periods for a total of 24 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account, for each additional three-month period, $1,265,000 ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. On June 6, 2023 and September 13, 2023, the Company extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023 and from September 14, 2023 to December 14, 2023 by having the Sponsor deposit, on the date of each extension, an additional $1,265,000, or $0.10 per unit, into the Trust Account, in accordance with the Company’s amended and restated memorandum and articles of association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021.
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
with the U.S. Securities and Exchange Commission (“SEC”) in connection with the contemplated Business Combination with the Company and enGene (as amended from time to time, the “Registration Statement”). The Registration Statement was declared effective by the SEC on September 29, 2023.
On October 24, 2023, the Company held an Extraordinary General Meeting in connection with the Business Combination. Based upon the submission of proxies and ballots, a majority of the shares of the Company’s ordinary shares issued and outstanding and entitled to vote at the close of business on the record date were present at the Extraordinary General Meeting by proxy or by attendance via the virtual meeting website, which constituted a quorum. All proposals submitted to a vote of the shareholders of the Company at the Extraordinary General Meeting, including the proposal to approve the Business Combination, were approved by the required vote.
In connection with the shareholder vote at the Extraordinary General Meeting, the Company’s public shareholders had the right to elect to redeem all or a portion of their Class A ordinary shares for a per share price calculated in accordance with the Company’s organizational documents. The Company’s public shareholders holding 10,379,144 Class A ordinary shares validly elected to redeem their public shares for a pro rata portion of the funds in the Company’s Trust Account for $114,292,161 (approximately $11.01 per share).
The Closing is expected to occur on or about October 31, 2023, subject to the satisfaction or waiver of the conditions with respect to the Business Combination.
Liquidity, Capital Resource and Going Concern
At September 30, 2023, the Company had $85,659 in its operating bank account and working capital deficit of $11,535,846.
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2023 and December 31, 2022, there was $1,650,000 and $0 outstanding under the Working Capital Loans, respectively, of which $750,000 is recorded as promissory note – related party and $900,000 is recorded as convertible note – related party on the condensed consolidated balance sheets.
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
Further, management has determined that if the Company is unable to complete a Business Combination by December 14, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

Risks and Uncertainties
Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, rising inflation, increases in energy prices, supply chain disruptions and the Russia-Ukraine armed conflict (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and in accordance with the instructions on
Form 10-Q and
Article 8 of
Regulation S-X of
the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Annual Report on
Form 10-K
for the year ended December 31, 2022 filed with the SEC on March 30, 2023.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, 15333881 Canada Inc. There has been no intercompany activity since inception.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.
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

Cash and Securities Held in Trust Account
As of September 30, 2023, investment in the Company’s Trust Account consisted of $3,776 in cash and $138,835,704 in U.S. Treasury Securities. As of December 31, 2022, investment in the Company’s Trust Account consisted of $1,375 in cash and $131,529,959 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on October 3, 2023. The Company classified its U.S. Treasury Securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities at September 30, 2023 and December 31, 2022 are as follows:

	Carrying Value as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Losses
U.S. Treasury Securities	$138,835,704	$138,873,166	$(37,462)
Cash	3,776	—	—

	$138,839,480	$138,873,166	$(37,462)

	Carrying Value as of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Gross Unrealized Losses
U.S. Treasury Securities	$131,529,959	$130,537,313	$(992,646)
Cash	1,375	—	—

	$130,531,334	$130,537,313	$(992,646)

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
The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of September 30, 2023 and December 31, 2022 is reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$131,531,334
Deposit in connection with Extension Funding	2,530,000
Remeasurement of carrying value to redemption value	4,778,146

Class A ordinary shares subject to possible redemption, September 30, 2023	$138,839,480

In connection with the shareholder vote at the Extraordinary General Meeting, the Company’s public shareholders had the right to elect to redeem all or a portion of their Class A ordinary shares for a per share price calculated in accordance with the Company’s organizational documents. The Company’s public shareholders holding 10,379,144 Class A ordinary shares validly elected to redeem their public shares for a pro rata portion of the funds in the Company’s Trust Account for $114,292,161 (approximately $11.01 per share).

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
Net Loss Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The statements of operations include a presentation of loss per Class A ordinary share and loss per Class B ordinary share following the two-class method
of income per share. At September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
The tables below presents a reconciliation of the numerator and denominator used to compute basic and diluted loss per share for each category for the three and nine months ended September 30, 2023 and for 2022:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(628,336)	$(157,084)	$58,137	$14,534	$(3,076,796)	$(769,199)	$(471,314)	$(117,828)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	12,650,000	3,162,500	12,650,000	3,162,500	12,650,000	3,162,500	12,650,000	3,162,500

Basic and diluted net (loss) income per share	$(0.05)	$(0.05)	$0.00	$0.00	$(0.24)	$(0.24)	$(0.04)	$(0.04)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.
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
Following the closing of the IPO on December 14, 2021, $113,492,500 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). This amount was comprised of $10.25 per Unit for the 11,000,000 Units sold in the IPO in addition to a $742,500 Deposit in Advance from the Sponsor related to the underwriters’ exercise of the full over-allotment option which took place the following day on December 15, 2021. Following the closing of the IPO and the exercise of the underwriters’ full over-allotment option, $129,662,500 ($10.25 per Unit) was placed in a Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7under the Investment Company Act which invests only in direct U.S. government treasury obligations.
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
On March 24, 2023, the Sponsor and the Company entered into an unsecured convertible promissory note (the “Note”) under which the Sponsor agreed to extend to the Company a Working Capital Loan of up to $900,000, to be used for the Company’s general working capital purposes. The Sponsor funded the initial principal amount of $450,000 under the Note on March 24, 2023. On April 26, 2023, the Company made an additional drawdown on the Note for aggregate $450,000. The Note bears no interest and will be due and payable on the earlier of (i) the date of consummation of a Business Combination and (ii) December 14, 2023 (the “Maturity Date”). If the Company completes a Business Combination, the Company may repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, no proceeds from the Trust Account can be used to repay the Note. Concurrently with the consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert up to the total principal amount of the Note, in whole or in part, into additional warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. As of September 30, 2023, the Company had $900,000 and $600,000 outstanding under the Note and Extension Note (as defined below), respectively, totaling $1,500,000 in borrowings which are recorded as convertible note – related party on the condensed balance sheets. As of December 31, 2022, there were no borrowings outstanding.
Promissory Note – Related Party
On June 6, 2023, the Company issued an unsecured promissory note (the “Working Capital Note”) in the total principal amount of $300,000 to the Sponsor. The proceeds of the Working Capital Note will be used by the Company for general working capital purposes. The Sponsor funded the principal amount of $300,000 on June 6, 2023.
On September 13, 2023, the Company issued an additional Working Capital Note in the total principal amount of $450,000 to the Sponsor. The proceeds of the additional Working Capital Note will be used by the Company for general working capital purposes. The Sponsor funded the principal amount of $450,000 on September 13, 2023.
The Working Capital Notes bears no interest and shall be due and payable on the Maturity Date. In the event that the Company does not consummate a Business Combination, the Working Capital Notes will be repaid only from amounts remaining outside of the Trust Account, if any.
A failure to pay the principal outstanding amount of the Working Capital Notes within five business days following the date when due or the commencement of a voluntary or involuntary bankruptcy action of the Company shall be deemed an event of default, in which case the Sponsor may declare the Working Capital Note due and payable immediately.
As of September 30, 2023, the Company had $750,000 and $1,930,000 outstanding under the Working Capital Note and Extension Note, respectively, totaling $2,680,000 in borrowings which are recorded as promissory note – related party on the condensed balance sheets. As of December 31, 2022, there were no borrowings outstanding.
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
In connection with the Extension Funding, the Sponsor funded the principal amount of $1,265,000 by depositing such amount into the Trust Account on June 6, 2023 and September 13, 2023 and extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023 and from September 14, 2023 to December 14, 2023, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021. On June 6, 2023, the Company issued an unsecured promissory note (the “First Extension Note”) in the total principal amount of $1,265,000 to the Sponsor. On September 13, 2023, the Company issued an additional unsecured promissory note in the total principal amount of $1,265,000 to the Sponsor (together with the First Extension Note, the “Extension Notes” and each, an “Extension Note”). The Extension Note bears no interest and shall be due and payable on the earlier of (i) the date of consummation of the Business Combination and (ii) the Maturity Date. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to $600,000 of the total principal amount under such Extension Note can be converted, at the Sponsor’s discretion, in whole or in part, into additional warrants of the Company at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The warrants will be identical to the Private Placement Warrants.
At September 30, 2023, the convertible portion of the Extension Note, or $600,000, has been included in convertible note – related party on the condensed balance sheets. The nonconvertible portion, or $1,930,000 of the Extension Note, has been included in promissory note – related party on the condensed balance sheets.

Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the
Sponsor for any out-of-pocket expenses related
to identifying, investigating and completing an initial Business Combination. For the three and nine months ended September 30, 2023 and 2022, the Company expensed $30,000 and $90,000 in administrative support services, respectively. As of September 30, 2023 and December 31, 2022, the Company had accrued $30,000 and $30,000, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the condensed balance sheets.
Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related
to identifying, investigating, negotiating and completing the Business Combination as well. For the three and nine months ended September 30, 2023, the Company expensed $18,904 and $56,096, respectively, for services rendered by the independent Board Members. For the three and nine months ended September 30, 2022, the Company expensed $18,904 and $56,096 for services rendered by the independent Board Members. At September 30, 2023 and December 31, 2022, the Company had accrued approximately $18,699 and $18,904, respectively, in compensation expense to the independent board members which are included in due to related party on the condensed balance sheets.
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
In addition, $3,150,000 is payable to the underwriters for deferred underwriting commissions related to the Units sold in the IPO, excluding those Units sold to Forbion Cooperatief. Following the exercise of the underwriters’ over-allotment option on December 15,2021, the underwriters earned an additional $577,500 for an aggregate of $3,727,500 in deferred underwriting commissions related to the IPO and over-allotment. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Forward Purchase Agreements
The Company has entered into two forward purchase agreements (the “Forward Purchase Agreements”) with the Sponsor, pursuant to which the Sponsor has agreed to purchase (1) an aggregate of 1,000,000 Class A ordinary shares for $10.00 per share (the “firm forward purchase shares”), or an aggregate amount of $10,000,000 and (2) in addition, an aggregate of up to 1,000,000 Class A ordinary shares for $10.00 per share (the “additional forward purchase shares”), or an aggregate maximum amount of up to $10,000,000, in each case in a private placement that may close simultaneously with the closing of the Company’s initial Business Combination. The Sponsor’s obligations under the Forward Purchase Agreements were satisfied by virtue of the Sponsor’s investment in the Convertible Bridge Financing (as defined below).
Deferred Legal Fees
The Company has incurred $4,700,271 in legal fees with one of its legal providers, of which $125,000 are deferred and contingent upon the consummation of the Business Combination. Deferred legal fees are included in accrued offering costs and expenses on the Company’s condensed balance sheets.
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
Waiver and Consent Letter
On September 13, 2023, the Company, enGene and Newco entered into a Waiver and Consent Letter (the “Waiver and Consent Letter”), pursuant to which the parties agreed as follows: (a) the requirement in the Business Combination Agreement for each party to mail a letter of transmittal to their respective equity holders at least three business days prior to the Closing Date will be waived, (b) enGene and Newco agreed to the Company entering into, and performing its obligations under the Working Capital Note dated September 13, 2023 and (c) enGene and Newco agreed to the Company entering into a contract for certain marketing and consulting services in connection with the Transactions.
Further, the Company, enGene and Newco agreed to waive the requirements relating to the identification of members of the members of the board of directors of Newco by the date set forth in the Business Combination Agreement, and agreed to satisfy such requirements as soon as reasonably practicable after the Closing Date and no later than or immediately following Newco’s first annual meeting of shareholders following the Closing Date.
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
Transaction Support Agreements
Concurrently with the execution and delivery of the Business Combination Agreement, the Company, Newco, enGene, the directors of enGene and certain shareholders of enGene (collectively, other than the Company, the “enGene Parties”) entered into voting agreements (the “enGene Voting
Agreements”)and lock-up agreements(the“enGene Lock-Up Agreements”)pursuant to which the enGene Parties agreed to, among other things, (i) vote or cause to be voted all of its Company Shares (as defined therein) in favor of the Company Arrangement Resolution (as defined therein) and the Transactions; (ii) be bound by certain other covenants and agreements related to the Business Combination; and (iii) be bound by certain transfer restrictions with respect to the Company Shares and Newco Shares, as applicable, in each case, on the terms and subject to the conditions set forth in the enGene Voting Agreements and
theenGene Lock-Up Agreements.
In addition, concurrently with the execution and delivery of the Business Combination Agreement, enGene, Newco and the Sponsor Parties entered intoa lock-up agreement(the
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
Business Combination Deadline Extension and Extension Loan Notes
On June 6, 2023 and September 13, 2023, the Company extended the time available to consummate its Business Combination from June 14, 2023 to September 14, 2023 and from September 14, 2023 to December 14, 2023 by having the Sponsor deposit, on the date of each extension, an additional $1,265,000, or $0.10 per unit, for each three month extension, into the Trust Account (the “Extension Funding”), in accordance with the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021.
In connection with the Extension Funding, on June 6, 2023 and September 13, 2023, the Company issued an unsecured promissory note (the “Extension Note”) in the aggregate total principal amount of $2,530,000 to the Sponsor. The Sponsor funded the principal amount of $1,265,000 under the Extension Note by depositing such amount into the Trust Account on June 6, 2023 and September 13, 2023.
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
Note 7 — Shareholders’ Deficit
Preference shares
 —The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares outstanding, excluding 12,650,000 Class A ordinary shares subject to possible redemption issued.
Class
 B ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of August 13, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On December 9, 2021, the Company effected a stock dividend of 1.1 shares for each outstanding share, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding, of which 412,500 are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share and per share amounts have been retroactively restated to reflect the share dividend. The forfeiture amounts were determined such that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. At September 30, 2023 and December 31, 2022, there were 3,162,500 shares of Class B ordinary shares issued and outstanding.
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
The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue-sky
laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value.
Redemption of public warrants
. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which the Company refer to as the“30-dayredemption period”; and

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-dayredemption
period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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

No fractional Class A ordinary shares will be issued upon exercise. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder. If, at the time of redemption, the warrants are exercisable for a security other than the Class A ordinary shares pursuant to the warrant agreement (for instance, if the Company is not the surviving company in the Business Combination), the warrants maybe exercised for such security. At such time as the warrants become exercisable for a security other than the Class A ordinary shares, the Company (or surviving company
) will use its commercially reasonable efforts to register under the Securities Act the security issuable upon the exercise of the warrants.
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based on this, besides the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
On October 24, 2023, the Company held an Extraordinary General Meeting in connection with the Business Combination. Based upon the submission of proxies and ballots, a majority of the shares of the Company’s ordinary shares issued and outstanding and entitled to vote at the close of business on the record date were present at the Extraordinary General Meeting by proxy or by attendance via the virtual meeting website, which constituted a quorum. All proposals submitted to a vote of the shareholders of the Company at the Extraordinary General Meeting, including the proposal to approve the Business Combination, were approved by the required vote.
In connection with the shareholder vote at the Extraordinary General Meeting, the Company’s public shareholders had the right to elect to redeem all or a portion of their Class A ordinary shares for a per share price calculated in accordance with the Company’s organizational documents. The Company’s public shareholders holding 10,379,144 Class A ordinary shares validly elected to redeem their public shares for a pro rata portion of the funds in the Company’s Trust Account for $114,292,161 (approximately $11.01 per share).
The Closing is expected to occur on or about October 31, 2023, subject to the satisfaction or waiver of the conditions with respect to the Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Forbion European Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of the Public Offering (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds in the Trust Account) (the “Combination Period”) to consummate our initial Business Combination. On June 6, 2023 and September 13, 2023, the Company extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023 and from September 14,2023 to December 14, 2023 by having the Sponsor deposit, on the date of each extension, an additional $1,265,000, or $0.10 per unit, into the Trust Account, in accordance with the Company’s amended and restated memorandum and articles of association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021. If we have not consummated an initial Business Combination within Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within Combination Period.

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

Our amended and restated memorandum and articles of association provides that the Company will have until 18 months from the closing of the Public Offering to complete a Business Combination. However, if we anticipate that we may not be able to consummate a Business Combination within 18 months, we may extend the period of time to consummate a Business Combination by up to two additional three-month periods (for a total of 24 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account, for each additional three-month period, $1,265,000 ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline. On June 6, 2023 and September 13, 2023, the Company extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023 and from September 14, 2023 to December 14, 2023 by having the Sponsor deposit, on the date of each extension, an additional $1,265,000, or $0.10 per unit, into the Trust Account, in accordance with the Company’s amended and restated memorandum and articles of association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021.

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

Business Combination Deadline Extension and Extension Loan Notes

On June 6, 2023 and September 13, 2023, the Company extended the time available to consummate its Business Combination from June 14, 2023 to September 14, 2023 and from September 14, 2023 to December 14, 2023 by having the Sponsor deposit, on the date of each extension, an additional $1,265,000, or $0.10 per unit, into the Trust Account (the “Extension Funding”), in accordance with the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021 (the “First Business Combination Deadline Extension”).

In connection with the Extension Funding, on June 6, 2023 and September 13, 2023, the Company issued an unsecured promissory note (the “Extension Note”) in the aggregate total principal amount of $2,530,000 to the Sponsor. The Sponsor funded the principal amount of $1,265,000 under the Extension Note by depositing such amount into the Trust Account on June 6, 2023 and September 13, 2023.

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

Newco Registration Statement

On August 9, 2023, Newco filed a registration statement on Form S-4 with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the contemplated Business Combination with the Company and enGene, which was declared effective by the SEC on September 29, 2023.

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity through September 30, 2023 relates to our formation, IPO, identifying a business combination target and consummating the proposed business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and transaction expenses.

For the three months ended September 30, 2023, we had a net loss of $785,420, which consisted of operating costs of $2,573,757, partly offset by interest income of $1,788,337.

For the nine months ended September 30, 2023, we had a net loss of $3,845,995, which consisted of operating costs of $8,624,262, partly offset by interest income of $4,778,267.

For the three months ended September 30, 2022, we had a net income of $72,671, which consisted of interest income of $595,935, partly offset by operating costs of $523,264.

For the nine months ended September 30, 2022, we had a net loss of $589,142, which consisted of interest income of $750,473, partly offset by operating costs of $1,339,615.

Liquidity, Capital Resources and Going Concern

At September 30, 2023, we had $85,659 in our operating bank account and working capital deficit of $11,535,846. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide our Working Capital Loans, as defined in Note 5. As of September 30, 2023 and December 31, 2022, there was $1,650,000 and $0 outstanding under the Working Capital Loans, respectively, of which $750,000 is recorded as promissory note – related party and $900,000 is recorded as convertible note – related party on the condensed consolidated balance sheets.

In connection with the shareholder vote at the Extraordinary General Meeting, the Company’s public shareholders had the right to elect to redeem all or a portion of their Class A ordinary shares for a per share price calculated in accordance with the Company’s organizational documents. The Company’s public shareholders holding 10,379,144 Class A ordinary shares validly elected to redeem their public shares for a pro rata portion of the funds in the Company’s Trust Account for $114,292,161 (approximately $11.01 per share).

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

Further, management has determined that if we are unable to complete a Business Combination by December 14, 2023, as extended by the Company on September 13, 2023 (the “Combination Period”), then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our liquidity condition raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan our funds as may be required (“Working Capital Loans”). If we complete the initial Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. We may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, we had $1,650,000 and $0 borrowings under the Working Capital Loans, respectively, of which $750,000 is recorded as promissory note – related party and $900,000 is recorded as convertible note – related party on the condensed consolidated balance sheets.

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

In connection with the Extension Funding, the Sponsor funded the principal amount of $1,265,000 by depositing such amount into the Trust Account on June 6, 2023 and September 13, 2023 and extended the period of time to consummate a Business Combination from June 14, 2023 to September 14, 2023 and from September 14, 2023 to December 14, 2023, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 9, 2021. On June 6, 2023 and September 13, 2023 the Company issued an unsecured promissory note (the “Extension Note”) in the aggregate total principal amount of $2,530,000 to the Sponsor. The Extension Note bears no interest and shall be due and payable on the Maturity Date. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to $600,000 of the total principal amount under such Extension Note can be converted, at the Sponsor’s discretion, in whole or in part, into additional warrants of the Company at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The warrants will be identical to the Private Placement Warrants.

Office Space, Secretarial and Administrative Services

Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the three and nine months ended September 30, 2023 and 2022, the Company expensed $30,000 and $90,000 in administrative support services, respectively. At September 30, 2023 and December 31, 2022, the Company had accrued $30,000 and $30,000, respectively, in administrative fees payable to the Sponsor which are included in due to related party on the condensed balance sheets.

Additionally, the Sponsor has agreed to pay an annual salary of $25,000 to each of the independent Board Members for services rendered prior to or in connection with the completion of the Business Combination. Board members are entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing the Business Combination as well. For the three and nine months ended September 30, 2023, the Company expensed $18,904 and $56,095, respectively, for services rendered by the independent Board Members. For the three and nine months ended September 30, 2022, we expensed $18,904 and $56,096 for services rendered by the independent Board Members. At September 30, 2023 and December 31, 2022, the Company had accrued approximately $18,699 and $18,904, respectively, in compensation expense to the independent board members which are included in due to related party on the condensed balance sheets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than the deferred commission fees, legal fees and related party payables of $3,727,500, $4,700,271 and $48,699, respectively, payable upon the consummation of a business combination.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU Topic 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

FORBION EUROPEAN ACQUISITION CORP.

Date: October 27, 2023	By:	/s/ Jasper Bos
	Name:	Jasper Bos
	Title:	Chief Executive Officer

By:	/s/ Cyril Lesser
Name:	Cyril Lesser
Title:	Principal Financial and Chief Accounting Officer